Form 10KSB
period 1996-06-30
MULTICOM PUBLISHING INC
filed 1996-09-27
CIK 1014924

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]    15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[ ]    15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 1-11857

                           MULTICOM PUBLISHING, INC.
          (Name of small business issuer as specified in its charter)

          WASHINGTON                                91-1551337
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

    1100 OLIVE WAY, SUITE 1250
     SEATTLE, WASHINGTON                               98101
    (Address of principal                            (Zip Code)
     executive offices)


Issuer's telephone number: (206) 622-5530

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class:                  Name of each exchange on which
                                           registered:

COMMON STOCK, $.01 PAR VALUE                BOSTON STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Exchange Act:


COMMON STOCK, $.01 PAR VALUE



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X         No
                              -------         -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. []

         Revenues for the fiscal year ended June 30, 1996: $7,053,416

         The aggregate market value of voting stock held by nonaffiliates of the registrant as of July 24, 1996: 7,440,000

The number of shares of Common Stock outstanding as of July 24, 1996: 5,612,169

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement to be filed for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Multicom is a leading interactive multimedia company concentrating on new media products and services in the home/family/lifestyle category. New media delivers information and entertainment to users in interactive digital form through media such as CD-ROMs, the Internet, the World Wide Web, proprietary online services, TV-based systems, interactive kiosks and laptop PC presentations. The Company publishes software that typically incorporates materials licensed from established companies with broad consumer acceptance and substantial brand equity. The Company also creates and sells interactive advertising and develops custom publishing projects for major consumer product and publishing companies. The Company seeks to capitalize on the consumer trend to increasingly use new media as a source of information and on the business trend to direct more marketing resources to interactive advertising, the Internet, the World Wide Web and other types of new media.

The Company's strategy is to acquire established, quality content with consumer brand recognition and to use its in-house producer-led teams to create robust new media productions through the application of advanced technology and high-level multimedia design. Using modular design and development techniques, the Company has created high-quality, award-winning, innovative products.
Since the release of its first title in 1992, the Company has published 31 individual titles on CD-ROM under license from Meredith Corporation, American Express Publishing and Simon & Schuster, among others. Three of the Company's recent titles incorporate embedded online access to specified Web sites on the Internet and proprietary online services for real-time information and direct advertiser contact.

The Company designs, creates and sells interactive advertising for its clients in the home/family/lifestyle arena. Customers for the Company's interactive advertising development include DuPont, General Electric, Armstrong and Thomasville. Multicom's interactive productions feature animation, customer surveys and connectivity to the clients' Web sites. In addition, the Company sells space for interactive advertisements in the Company's CD-ROM titles and its Web site. The advertising development customers listed above, as well as companies such as Andersen Windows, Toyota and Nutrasweet, have purchased ad space in the Company's CD-ROMs.

Multicom's custom publishing division provides additional new media opportunities to its customers. The Company's custom publishing projects include creation of new media marketing and publishing products, interactive kiosks, comprehensive corporate training programs, corporate Internet Web sites and interactive advertising. Customers for these projects have included First Alert, Better Homes and Gardens Real Estate Service, Robert Half International and MacMillan Digital USA, a Viacom company.

Multicom has gained important strategic advantages from its relationship with Meredith, the publisher of Better Homes and Gardens products. Meredith has licensed branded material for many of the Company's CD-ROM titles and has helped the Company to establish key relationships with The Home Depot and several mass-market advertisers.

The Company was incorporated in Washington on January 2, 1992. The Company's principal corporate offices are located at 1100 Olive Way, Suite 1250, Seattle, Washington 98101, and it has its principal executive offices in San Francisco, California. The Company's Web site can be located at http://www.multicom.com. Information contained in such Web site is not a part of this Form 10-KSB.

INDUSTRY

In recent years, tremendous advances in computer hardware and software, as well as online access, have significantly enhanced the ability of a broad base of computer users in both home and business environments to take advantage of new media products and services. Digital multimedia technology permits the delivery of a wide range of media and information, including full-motion video, animation, sound, photos and text. Such media and information are delivered via a wide variety of methods, such as databases and hyperlinks, and platforms such as CD-ROMs, the Internet, the World Wide Web, proprietary online services, TV-based systems, interactive kiosks and laptop PC presentations. These digital formats are interactive and allow a user random access to any information contained in the multimedia product.

The increasing availability of new and more sophisticated tools and technologies and the emergence of alternate delivery platforms, including CD-ROM, online and enhanced cable television services, have heightened the demand for digital interactive media. The Company believes that there will be an increasing convergence between CD-ROM and online distribution of multimedia content, with CD-ROMs increasingly providing connectivity to online information sources to update and supplement the CD-ROM experience.

The increasing level of demand for high-quality interactive multimedia provides a favorable environment for companies that are able to capitalize on evolving trends. This demand is expected to increase as technical advancements permit greater exploitation of existing multimedia capabilities in such emerging media as the Internet and other online services. The Company believes that the following trends are driving the new media arena:

         - Consumer Adoption of New Media. Consumers are adopting new technologies to help them obtain, quickly and efficiently, the home/family/lifestyle information they desire.

         - Migration of Content from Traditional Media to New Media. As the consumer demand for new media has expanded, leading providers of traditional media, such as magazines, books and video, have begun to seek digital formats for their brand franchise that will enable them to leverage their content, editorial resources and brand identification into the education, game and home/family/lifestyle categories.

         - Business Adoption of New Media Communication Strategies. The growing acceptance of new media by consumers, as well as the emergence of new media communication vehicles such as the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks, is driving an increasing number of businesses to integrate new media into corporate communication strategies.

STRENGTHS AND STRATEGIES

Multicom intends to leverage its strengths in order to efficiently provide the highest quality interactive solutions to its customers. Multicom's core strengths include the following:

         - Strategic relationships. Multicom's strategic relationships provide the Company with a number of significant competitive advantages, including a source of branded, evergreen content for product development, high-level access to other potential publishers, entry into new distribution channels, introductions to major advertisers and advertising agencies, low-cost advertising space and access to large customer bases. Multicom's strategic relationships include Meredith Corporation (publisher of Better Homes and Gardens), The Home Depot, American Express, America Online, AT&T and BBDO, an international advertising agency.

         - Experienced in-house development teams. Multicom has six producer-led internal development teams, which are skilled in leading edge development tools and software. Multicom's investment in personnel, tools and advanced technology allows the Company to retain greater control over the creative process and maintain high product quality and efficiency.

         - Modular architecture. In both the title development and custom publishing arenas, the Company designs its products to maximize the reuse of both its software development assets and internally developed creative assets in order to reduce product development costs, increase quality, decrease time-to-market and maintain flexibility as new digital platforms emerge. Multicom attempts to maximize the functional reusability of its software code through its modular product architecture.

         - Creative excellence. Multicom places a priority on the development of high-quality productions that meet and exceed industry and consumer standards for creativity and functionality in interactive media.

Multicom's objective is to exploit its core strengths to become the leading producer of interactive digital multimedia products targeted at the home/family/lifestyle market. To achieve this objective, Multicom publishes branded material provided by third parties, producing interactive products available in CD-ROM, the Internet, the World Wide Web or other online formats, and provides multimedia advertising and custom publishing services for clients. The Company seeks to maximize its reusable assets and to leverage its relationship with publishers and others. Multicom's strategy includes the following key elements:

         - Focus on Home/Family/Lifestyle. The Company's main focus is the delivery of all types of new media in the home/family/lifestyle category. This focus places the Company in an arena that is one of the largest markets for traditional media worldwide, as well as one of the largest categories of consumer products.

         - Leverage Brand Equities. A fundamental element of Multicom's strategy is to obtain high-quality branded materials which have already been successful in other media (e.g. Better Homes and Gardens cooking products and The Home Depot home products). The Company believes that, as digital multimedia products increasingly become mass market items, consumers will seek new media products with the same brand names that they have learned to trust over many years of use of traditional media products.

         - Concentrate on Evergreen Products. Multicom strives to continue to maximize the value of the assets which it licenses by focusing on subjects such as cooking, gardening, home, hobbies and travel, where the majority of the underlying content remains current for an extended period of time. This "evergreen" product model is designed to have less risk over the long term than the shorter-term model for games and "edutainment" products.

         - Develop Portable Assets. Multicom strives to develop digital multimedia content which can be utilized across multiple digital platforms as they emerge. The Company's modular product architecture also helps to make its products and code more easily portable from one platform to another as well as enabling it to reduce the cost of producing products and the length of the development cycle, while maintaining the quality of new products. The modular architecture also enables Multicom to more easily update its products to new technologies as they emerge.

         - Expanding Advertising and Custom Publishing Services. Multicom's objective is to leverage its internally developed content, technology assets and expertise in developing digital multimedia products by providing advertising services and interactive custom publishing projects primarily to home/family/lifestyle advertisers. These include in-store kiosk and custom promotional products, delivery of "advertorial" information to the consumer on its titles and connectivity from its titles to an advertiser's Web site and other projects designed to use new media to connect advertisers more closely to their customers.

         - Expand Distribution Channels. Multicom's strategy is to continue to expand its distribution beyond traditional software channels and to seek to leverage its branded materials, its strong relationship with key publishers and its expanding base of technology assets to develop its own brand recognition and maximize the shelf space its products receive.

PRODUCTS AND SERVICES

Multicom's ongoing goal is to develop robust digital multimedia products that provide consumers the information to enhance their lives and to provide advertisers and publishers with ways of reaching these consumers. The Company has targeted the home/family/lifestyle market, which includes food, home, family, gardening, travel, crafts, personal improvement, nature and hobbies. Building on its existing product lines and core strengths, the Company now sells interactive advertising in certain of its titles; provides connectivity from certain of its titles to advertisers' or publishers' Web sites; and provides custom publishing services to traditional publishers, advertisers and others on CD-ROM, the World Wide Web and other delivery systems.

Titles. Multicom has published 31 multimedia titles on CD-ROM, 23 of which are available on hybrid discs that run on both MPC and Macintosh platforms. Some of these titles are listed below:

   Better Homes and Gardens Healthy          The Home Depot Home Improvement
     Cooking CD Cookbook                       1-2-3
   Exploring America's National Parks        Better Homes and Gardens
   Better Homes and Gardens Planning         Complete Guide to Gardening

      Your Home                                Wines of the World Deluxe
   Better Homes and Gardens Presents         Better Homes and Gardens
      Great American Cooking                   Cooking for Today Series
   Astrology Source                          Americans in Space


Interactive Advertising and Sponsorships. Multicom sells advertising space and sponsorships on certain titles which will entitle sponsors to use space on the title, as well as to include promotional materials in the title packaging. These sponsorships are generally targeted to the special interest nature of the title, and Multicom's relationship with the advertiser frequently arises out of the advertiser's relationship to the primary licensor of the title. Some of the companies advertising on Multicom titles are listed below:

   Andersen Windows                          Nutrasweet
   General Electric                          Toyota
   Thomasville Furniture                     DuPont
   Armstrong


Custom Publishing. Multicom's experience in CD-ROM and other digital multimedia product development has enabled it to offer and provide custom publishing services to publishers, advertisers and other business users. The Company's custom publishing activities include custom development projects that result in the creation of new assets and interactive advertisements, support Multicom's advertising placement business, create reusable software code modules for future advertisements and other products and develop additional strategic relationships. Some of Multicom's custom publishing projects are listed below:

   Consumer title development with           Interactive advertising
     American Kennel Club for                  development for DuPont
     MacMillan Digital USA                   Internet site design for
   Multimedia sales presentation               major entertainment company
     for Better Homes and Gardens            Corporate training program
     Real Estate Service



DISTRIBUTION AND SALES

Multicom distributes its titles primarily to traditional software distribution channels through distributors such as Ingram Micro, Navarre and MicroCentral. In addition to traditional software distributors, Multicom distributes its products through certain of its licensors, such as American Express Publishing, The Home Depot and Meredith. The Company also directly markets its products to specialty markets such as wine stores, national parks and ski product retailers. Multicom is exploring opportunities for distribution of certain of the Company's titles for sale in mass market consumer locations, such as grocery and drug stores and intends to continue to use consumer registration cards to market title updates and related products directly to purchasers.

Multicom has dedicated sales people who are responsible for selling its interactive advertising and custom publishing services. In addition, certain of the Company's officers participate in the marketing and sales of interactive advertising and custom publishing services, including negotiation of contracts for major custom publishing projects.

MARKETING AND CUSTOMER SUPPORT

As digital multimedia products are increasingly being targeted to a broader base of consumers, effective product marketing to create consumer demand is essential to the Company's success. In addition to joint marketing efforts with its publisher, Multicom employs a wide range of consumer marketing techniques to promote the sale of its products. These include: direct mail; advertising in catalogs, computer magazines and licensors' publications; special channel promotions; and product-related contests.

Multicom has established a Web site which describes and promotes its products and services. The Company's Web site can be located at http://www.multicom.com. Multicom also includes an interactive advertisement for its products on most of its titles.

To provide additional value to customers and to differentiate its titles from competitive products, Multicom introduced the concept of a CD-ROM/Book Bundle, which bundles the Company's stand-alone CD-ROM with a book which provides information directly relevant to the title subject matter. This bundle is offered at a price that is less expensive than separate purchases of the book and the title. These product offerings have captured shelf space and achieved significant retail sell-through.

Multicom emphasizes customer satisfaction and, as part of this effort, provides consumers with toll-free telephone assistance seven days a week at no additional charge. Customer feedback is shared among other support representatives and the development teams to assist in enhancing current and future products.

COMPETITION

The markets for the Company's products and services are intensely competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the markets for its titles include content, quality, brand recognition, price, marketing, distribution, channel exposure, access to shelf space and critical reviews. In the advertising and custom publishing markets, the Company believes that the principal competitive factors also include the quality of services and the reputation of the service provided among customers and potential customers. In addition, the Company expects to encounter increasing price competition. Competitive pressures could result not only in sustained price reductions, but also in a decline in sales volume.

The consumer multimedia market is highly fragmented with products offered by many vendors. The Company faces competition from large and established software companies, such as Broderbund, which may expand their product lines or increase their focus to compete more directly with the Company's products. Such competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to consumers, than the Company. In addition, the Company faces direct competition in the home/family/lifestyle market from companies such as Microsoft, Expert Software and Softkey, each of which has greater resources than the Company, as well as from numerous smaller privately-held companies. In the future, the Company may face competition from publishers, such as Time-Warner, Hearst or Disney, who may seek to produce competing products using their own content or that of other providers. Furthermore, the Company anticipates that there will be a consolidation of the consumer multimedia market around a smaller number of vendors who may be better positioned and have greater resources to compete than the Company.

In the advertising and custom publishing markets, the Company faces competition from a number of interactive advertising agencies, as well as from the in-house multimedia department of potential customers. The Company will also face increased competition as it seeks to deliver multimedia content through other new media, such as the World Wide Web, the Internet and online proprietary services.

PROPRIETARY RIGHTS AND LICENSES

The Company regards its products as proprietary and relies primarily on a combination of trademarks, trade secrets, copyrights, contractual rights and employee and third-party nondisclosure agreements to establish and protect its proprietary rights. There can be no assurance that third parties will not assert infringement claims against the Company, or against other parties (such as distributors and publishers), which the Company has agreed to indemnify, with respect to current or future products. As is common in the industry, the Company has from time to time received notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. There has been substantial litigation regarding copyright, trademark, and other intellectual property rights involving computer software companies. Although the Company is not currently, and has not been, the defendant in any material intellectual property rights claims, there can be no assurance that the Company will not face claims, with or without merit, in the future. In the future, litigation may be necessary to enforce the Company's proprietary rights, to protect copyrights, trademarks and trade secrets and other intellectual property rights owned by the Company or its licensors, to defend the Company or parties it has agreed to indemnify against claimed infringements of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results or financial condition. Any settlement of such claims or adverse determinations in such litigation could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities or require the Company to seek licenses from third parties or prevent the Company from selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. In selling its products, the Company relies primarily on its rights under applicable copyright and trademark laws. Further, the Company distributes its products in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of the Company's rights may be ineffective or difficult to enforce in such countries. Software piracy and ineffective legal protection of the Company's software in foreign jurisdictions may cause substantial losses of sales by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

Multicom is a trademark of the Company. "Better Homes and Gardens," "Meredith" and the red and white plaid design on Better Homes and Gardens Healthy Cooking Deluxe and Better Homes and Gardens Presents Great American Cooking are registered trademarks of Meredith Corporation. Food and Wine is a registered trademark of American Express Publishing Corporation. The Home Depot is a registered trademark of Homer TLC, Inc. This Prospectus also contains brand names, trademarks and service marks of other companies, which are the property of their respective holders.

RESEARCH AND DEVELOPMENT

Multicom's in-house development teams have designed and produced a significant number of titles and custom publishing projects utilizing modular design technology that enables Multicom to establish a library of reusable product components, design product engines that can be reused in the development of new products by substituting content into the existing engine and modify existing titles for efficient use on different platforms. Multicom uses and develops leading-edge multimedia technology to enhance the functionality of its products. The Company's programming staff is experienced in HTML, Visual Basic, SGML, C/C++, and object-oriented languages such as JAVA and ScriptX.
The Company has also integrated third-party, off-the-shelf software into its reusable modules to provide specialized cross-platform capabilities.

The online and Internet markets have grown rapidly over the past year, and the Company expects the trend to continue. To deliver information via online conduits, Multicom has begun a rapid online development strategy. The first phase defines online links to Web sites from multimedia CD-ROM titles. Through a single point-and-click operation the user can be connected to a Web site that has relevance to the material being reviewed on the CD-ROM. The second phase consists of transferring files or data between local workspaces and an online repository. The third and final phase entails seamless online linkage of both data and functional components which takes advantage of a wide variety of available platforms and technology.

The Company believes a key factor for presenting reference-based material is the ability to apply or utilize the information being presented. Based on that premise, Multicom is designing and developing a cross-platform computer-aided design ("CAD") tool intended to support end-user visualization in the areas of home planning and remodeling, gardening, and decorating. Multicom intends to leverage technological advancements in this area to provide 3D walk-throughs, real-time texture-mapping, and online connectivity. Furthermore, the Company plans on supporting the new VRML 1.0 (Virtual Reality Mark-Up Language) specifications for Internet delivery and downloading of visualization-based material.

In connection with the expansion of its in-house experience, asset and code libraries and online expertise, Multicom has expended $2,394,589 and $2,377,286 in fiscal 1996 and 1995, respectively.

PRODUCTION

For each published CD-ROM product, the Company prepares master software discs, camera-ready user manuals and collateral materials. The Company's disc duplication, packaging, printing of manuals, manufacture of related materials, warehouse, assembly and shipping are performed by multiple outside vendors. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or significant returns due to product defects. Books that are included in the CD-ROM/Book Bundles are purchased from publishers or distributors, frequently in large quantities to obtain volume discounts and maintain inventory.

EMPLOYEES

As of June 30, 1996, Multicom employed 63 people on a full-time basis, and 5 people on a part-time basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Name            Age               Position or Office and Principal Occupation
         ----            ---               -------------------------------------------
Tamara L. Attard.........37                Chief Executive Officer and Chairman of the Board of the Company since its inception in 1991.  Prior to that time, Ms. Attard was a founding partner of Bayseng Spice
                                           Company, a spice producer, where she was the Vice President of Operations from 1985 to June 1991.  From 1981 to 1985, Ms. Attard was the Associate Director of
                                           Experiential Research, a film production company.  From 1980-1981, she was the
                                           Associate Editor of Shooting Commercial Magazine and On Location Magazine, film industry trade publications.

Paul G. Attard...........42                President of the Company since March 1996 and Chief Operating Officer and director of the Company since October 1992.  Prior to that time, from 1989 to October 1992,
                                           Mr. Attard was the Vice President of OWL International, Inc., a division of
                                           Matsushita which developed interactive multimedia and online tools and custom solution software.  Mr. Attard was a Director of Reseller Channel/VAR Sales at
                                           Informix Software, a database software company.  From 1984 to 1988, he served in various positions, including Vice President of Sales, at PacTel InfoSystems, a division of Pacific Telesis, a Regional Bell Operating Company.

Ellen R.M. Boyer.........36                Vice President of Finance and Administration and Chief Financial Officer of the
                                           company since March 1996.  She joined the Company in March 1994 as Director of
                                           Finance and became the Vice President of Finance in April 1995. Prior to that time,
                                           Ms. Boyer was an Audit Senior Manager at Price Waterhouse LLP, where she held a variety of positions during her 12 years with the firm.

Edward J. Cummings.......37                Vice President of Licensing since July 1996 and Vice President of Licensing and
                                           Legal Affairs from April 1995.  Mr. Cummings joined the Company in February 1994 as
                                           General Counsel. Prior to that time, Mr. Cummings was a senior associate in private practice at Culp, Guterson and Grader, a law firm, from 1989 to January 1994.  From
                                           1986 to 1988, he was an associate in private practice at Mackall, Crounse and Moore, a law firm.

Patricia E. Hart.........50                Vice President and General Counsel since joining the company in August 1996.  From
                                           November 1985 to August 1996, Ms. Hart was Corporate Counsel for Tandem Computers
                                           Incorporated.

KEY EMPLOYEES
- -------------

Maleea Barnett...........33                Director of Sales since July 1996.  Ms. Barnett joined the company in April 1995 as
                                           Director of Channel Sales.  From July 1994 to March 1995, Ms. Barnett was the Director of
                                           Sales of Phoenix Technologies, a software developer.  Ms. Barnett was the Regional Sales
                                           Manager at Knowledge Adventure, a multimedia software developer, from August 1992 to July
                                           1994.  From August 1990 to August 1992, she was the North-Central Sales Manager for Trak
                                           Engineering, a hardware and software turnkey solution provider.

Lance T. Biggs...........33                Vice President of Development Operatons since July 1996.  Mr. Biggs joined the
                                           Company in July 1995 as Director of Quality Assurance.  From March 1994 to June
                                           1995, he was the Director of Quality Assurance and Technical Support at Knowledge
                                           Adventure, a multimedia software developer.  Mr. Biggs was the Director of Quality
                                           Assurance and Technical Support for Compton's New Media, a developer of interactive encyclopedia from January 1991 to March 1994.

Kelly D. Conway..........45                Vice President of Sales and Marketing since August 1995.  Mr. Conway joined the
                                           Company in May 1995 as the Vice President of Marketing. Prior to that time, he was the Director of Affiliate Labels at Electronic Arts Distribution, a distributor of
                                           software from May 1992 to May 1995.   From April 1989 to May 1992, Mr. Conway was
                                           the Director of Marketing for Macamerica, a division of Merisel, Inc., a distributor of software.

Tim Fletcher.............34                Vice President of Interactive Advertising and Executive Producer since July 1996.
                                           Executive Producer from July 1995 to June 1996. Prior to joining the Company in July
                                           1993 as a Producer, Mr. Fletcher was a Producer for Hanna-Barbera Studios, a leading animation production company, from 1989 to 1982.

Brad Grob................36                Vice President of Business Development since April 1995.  Mr. Grob joined the
                                           Company in August 1994 as the Director of Business Development.  Prior to that time, he was the Group Director of Market Development of Baker & Taylor, a distributor of books, video and multimedia software from May 1993 to August 1994.  From 1990 to May
                                           1993, Mr. Grob co-founded and served as the Vice President of Marketing and Sales for AIM, Inc., a manufacturer of consumer packaged products for the mass merchants and the direct response channels. From 1988 to 1990, Mr. Grob was the Indirect Channels Marketing Manager for Xerox Corporation.

Scott L. Pehrson.........29                Director of Online since March 1996.  Prior to joining Multicom, Mr. Pehrson was co-
                                           founder and Vice President of Medio Multimedia, Inc., an online/CD-ROM magazine developer and multimedia title publisher, from February 1994 to December 1995.  Mr.
                                           Pehrson also founded VTS Marine Computing, a software product developer for the marine industry in 1993.  From August 1989 to January 1994, Mr. Pehrson managed the design and development of the Visual Basic product line for Microsoft Corporation.

Barbara J. Perry-Lorek...31                Director of Channel Marketing since joining the Company in March 1995.  Ms. Perry-
                                           Lorek was a marketing consultant from July 1994 to March 1995.  From January 1992 to
                                           July 1994, she was the Director of Channel Marketing, Merchandising Manager and
                                           Senior Sales Representative at Knowledge Adventure, a multimedia software developer.
                                           Ms. Perry-Lorek was a Sales Representative/Marketing Representative for Lotus
                                           Development Corporation, a developer of business software applications, from June
                                           1988 to January 1992.

Kurt E. Rolland..........35                Vice President of Engineering and Chief Technical Officer since April 1995.  Mr.
                                           Rolland joined the Company as Director of Development in June 1992.  Prior to that time, he was a Senior System Engineer at OWL International, Inc., a division of
                                           Matsushita, an interactive multimedia tool and custom solutions developer, from 1990 to May 1992.  From 1985 to 1995, Mr. Rolland was a Senior Systems Engineer at Ashton
                                           Tate, a database software company.

John F. Sackley..........46                Director of Sales, Interactive Advertising and Custom Solutions since January 1996.
                                           From 1986 to 1995, Mr. Sackley was employed by Meredith Corporation, where he was involved in the sale of both magazine advertising and custom publishing projects.

Dennis F. Tanner.........43                Vice President of Product Management since April 1995.  Mr. Tanner joined the
                                           Company in September 1993 as the Director of Product Management.  Prior to that time, Mr. Tanner held several positions, including Director of Strategic Software
                                           Marketing, for Tandy Corporation from 1980 to September 1993.

Aside from Paul and Tamara Attard, who are married to each other, there are no family relationships among the officers and directors of the Company. All executive officers of the Company are full-time employees of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

Multicom's research and development, customer support and administrative offices are located in approximately 6,800 square feet of space (expanding to 11,300 square feet in September 1996) in Seattle, Washington. Multicom's sales, marketing and principal executive offices are located in approximately 5,800 square feet of space (increasing to 11,600 square feet on November 1, 1996) in San Francisco, California. Both spaces are leased, with the Seattle lease expiring on June 30, 2000 and the San Francisco lease expiring on October 31, 2000. The Company also maintains a 400-square foot sales office in Chicago on a short-term lease.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On May 30, 1996, by unanimous written Consent of Shareholders in Lieu of Special Meeting of Multicom Publishing, Inc., all of the shareholders of record took the following actions:

    (i) Amended and restated the Amended and Restated Articles of Incorporation of the Company to, among other things, (a) effect a reclassification of Common Stock by eliminating the "Series A voting" and "Series B non-voting" designations; and (b) effect the addition of certain provisions regarding the management of business and the election and removal of directors.

    (ii) Approved a reverse stock split whereby each five shares of issued and outstanding Class A and Class B Common Stock were converted into four fully paid and nonassessable shares of Common Stock (the "Reversed Split").

    (iii)      Approved the Company's Form of Indemnity Agreement.

    (iv) Amended the Company's Amended Option Plan to include the share reserve of 1,400,000 shares (after the Reverse Split) of Common Stock.

    (v) Amended the Company's Directors Plan to include the share reserve of 100,000 shares (after the Reverse Split) of Common Stock.

    (vi) Authorized the filing with the United States Securities and Exchange Commission registration statements on Form S-8 pertaining to shares issuable pursuant to the Company's Amended Option Plan and Directors Plan.

(b) On June 18, 1996 by unanimous written Consent of Shareholders in Lieu of Special Meeting of Multicom Publishing, Inc., all of the shareholders of record amended and restated the Amended and Restated Articles of Incorporation of the Company to further change certain provisions regarding the management of business and the election and removal of directors.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since the effectiveness of the Company's initial public offering on June 24, 1996, the Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol "MNET" and on the Boston Stock Exchange under the symbol "MPB". Set forth below is the range of reported closing quotations for the Company's Common Stock as reported on the NASDAQ Small Cap Market.

                                                                   Price Per Share of Common Stock at Closing
                                                                   ------------------------------------------
         Period June 25 to June 30, 1996                                 High                 $6.75
                                                                         Low                   6.50

Holders. As of July 24, 1996, the Company, to its knowledge, had approximately 548 shareholders of record of its Common Stock.

Dividends. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's bank line of credit agreement and its loan agreement with Sirrom Capital Corporation prohibit the payment of cash dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Multicom was founded in 1991 to develop interactive multimedia products from content that has broad consumer appeal, substantial brand loyalty, long commercial life-cycles and a history of commercial success in other media. Since its initial product release in 1992, the Company has expanded its business through the release of consumer multimedia titles and the completion of custom publishing projects. The Company has established relationships with five distributors to replace its now-terminated affiliated label relationship with Electronic Arts Distribution ("EA"), a division of Electronic Arts, Inc. The Company is also developing other channels for distribution of its products, such as sales of the Home Improvement 1-2-3 product through The Home Depot stores.

The Company's net sales include revenues from title sales (less allowances for estimated returns and promotional discounts), licensing revenues and custom publishing provided to other entities. The Company's net sales also include non-refundable royalty advances to the extent that the Company has completed all significant performance obligations under the terms of the license agreement. Royalties from and product sales to computer manufactures, who provide the Company's products to purchasers of computers, represented 36% of the Company's net sales in the year ended June 30, 1995. Revenues from this source declined in the year ended June 30, 1996, but this decline was offset by increasing revenues in other areas of the business. The Company believes that this decline is due to changes in the sales and marketing practices of computer hardware manufacturers, and the Company does not expect significant revenues from such sources in the future. The allowance for estimated returns is established by taking into consideration historical return rates, sell-through information, the competitive environment and information concerning the mix of products in the distribution channel. Returns are typically highest in the first two quarters of the calendar year, as distributors and retailers adjust the mix of products in their inventories following the year-end holiday buying season. The Company enters into certain agreements whereby it provides custom publishing for other entities. Revenues from such agreements are accounted for on a percentage of completion method, based upon a ratio of costs incurred to total estimated costs. Losses are recorded when they become known.

The Company's cost of sales include all direct manufacturing costs (disc duplication, packaging and assembly), warehousing and freight, as well as royalties and amortization of capitalized software development costs. Direct manufacturing costs and royalty expenses have accounted for a majority of the cost of sales. Research and development expenses consist primarily of personnel, equipment and content/asset (e.g. video, photos, sound) costs. The Company has expensed a substantial portion of its software development activities, capitalizing only those expenditures that are incurred after a product is determined by the Company to be technologically feasible. Such capitalized expenditures amounted to approximately 7.6% and 5.0% of research and development expenses in the periods ended June 30, 1996 and 1995, respectively. While this is determined on a product-by-product basis, in general, technological feasibility has been considered to occur near the end of the product development cycle. Other operating expenses consist of sales and marketing and general and administrative expenses.

The Company's operating results have fluctuated on a quarterly basis and are highly seasonal. Due to the increased demand for the Company's products during the year-end holiday season, net sales, gross profit and results of operations are typically highest during the second fiscal quarter. Operating results have also been affected by the timing of product releases and the related development effort. The increasing pace of product development activity has already affected the Company's operating results, as a substantial percentage of product development costs associated with new titles have been incurred and recognized in periods prior to the generation of revenues.

Fiscal 1996 Compared with Fiscal 1995

Net sales. Net sales during fiscal 1996 increased 80% over fiscal 1995 primarily due to the increase in the number of titles as well as the increase in custom publishing projects. In the year ended June 30, 1996, eleven products were released, compared to five in the year ended June 30, 1995.

Allowances for product returns were 26.6% and 26.7% in the years ended June 30, 1996 and 1995, respectively. In fiscal 1995, returns were negatively impacted by the Company's decision to terminate the EA distribution agreement. The ongoing impact of the termination of the EA distribution agreement, as well as increased competition and a general slowness of the market, continued to impact product returns in fiscal 1996.

Cost of sales. The Company's gross profit as a percentage of net sales increased slightly to 49.1% in the year ended June 30, 1996 from 48.5% in the year ended June 30, 1995. The lack of significant change is a result of a consistent mix of products with varying profit margins.

Research and Development. Research and development costs decreased $45,000 in the year ended June 30, 1996. At the same time, the Company released 11 titles in fiscal 1996, compared to five titles in fiscal 1995 as a result of Multicom being able to reuse much of its asset and code base that had been developed in prior years. Additionally, certain of the Company's in-house resources were used to complete custom publishing projects that were finalized during fiscal 1996. In the years ended June 30, 1996 and 1995, $182,000 and $120,000 of software development costs were capitalized, respectively. The Company anticipates that it will continue to make significant investments in this area for future title and Internet development. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

Sales and Marketing. Sales and marketing expenses increased $1,094,000 for the year ended June 30, 1996. These increased expenditures primarily reflect the growth of the in-house sales organization in anticipation of the termination of the distribution relationship with EA and the development and implementation of targeted marketing plans. Beginning in June 1995, the Company began selling certain products to distributors other than EA, and in September 1995 reached an agreement to suspend the affiliate label distribution agreement with EA, after which time no significant sales were made to this distributor. In March 1996, the Company reached a final settlement with EA and terminated the distribution agreement. As a percentage of net sales, sales and marketing expenses were 46.5% and 55.9% for the years ended June 30, 1996 and 1995, respectively The Company expects that sales and marketing expenditures will continue to increase; however, as a percentage of net sales, a decrease is anticipated. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

General and Administrative. In comparison to the prior year, general and administrative expenses increased $801,000 and increased as a percentage of net sales. The increase were primarily due to the growth of the Company and legal expenses of approximately $120,000 incurred in connection with the termination of the EA distribution agreement.

Liquidity and Capital Resources

Since its formation in 1991, the Company has financed its operations primarily through its working capital, proceeds received from the issuance of debt and the sale of stock. The Company's operating activities used cash for operations of $1,279,000 in fiscal 1995 and $6,217,000 in fiscal 1996.

Accounts receivable and inventories have increased $1,739,000 and $619,000 from June 30, 1995 to June 30, 1996, respectively. Accounts receivable have increased due to the increase in net sales, as well as longer payment terms which have been granted to distributors. The Company believes that these new terms reflect typical practices in the CD-ROM industry. In fiscal 1996, the Company increased its allowance for doubtful accounts as a result of one of its distributor's financial difficulties and subsequent filing for bankruptcy. Inventories have increased to support an anticipated increase in net sales, as well as and as a result of increased numbers of books used in CD-ROM/Book Bundles to reduce production delays. As returns have continued at higher than expected levels, inventories have also begun to increase.

The decrease in trade payables from June 30, 1995 to June 30, 1996 was due to repayment of certain payables with the proceeds from the initial public offering (the "Offering") described below. Accrued liabilities increased as a result of increased production and sales and marketing activity at the quarter end.

In July 1995, the Company completed a $2,000,000 financing with Meredith, the proceeds of which were used to fund operations. Interest is payable quarterly in Common Stock and principal is payable quarterly based upon an established formula. As of the effective date of the Offering, Meredith exercised its conversion option, at a conversion price of $6.07 per share, by canceling $1,500,000 of the note to purchase 247,219 shares of Common Stock. This subordinated note bears interest at 15%.

On March 29, 1996, the Company completed the issuance of $3,000,000 in subordinated debt in order to repay a bridge loan and meet other working capital requirements. This subordinated debt carries a debt discount of $805,015 related to warrants to purchase 163,791 shares of Common Stock issued in conjunction with the debt which will be amortized over five years beginning in the quarter ended June 30, 1996. This subordinated debt bears cash interest at 13% and is due in March 2001.

In June 24, 1996, the Company issued 1,028,600 shares of stock in an initial public offering and received $5,209,000 in net proceeds which were used to pay off certain subordinated debt and reduce trade payables.

The Company increased its credit facility for $1,500,000 to $2,000,000 available under a revolving line of credit, with advances available up to 75% of eligible accounts receivable. The credit facility is secured by all the assets of the Company and bears interest at prime plus 3/4%. At June 30, 1996, the Company had drawn $1,000,000 against this line of credit. This credit facility expires on July 5, 1997 and requires compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restricts the Company's ability to pay dividends. At June 30, 1996, the Company was in compliance with its covenants.

The Company believes that existing sources of liquidity will satisfy its projected working capital, capital expenditure and capitalized research and development requirements for the next 12 months. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

Outlook and Risks

The Company's future operating results and many of the forward looking statements contained in this document are dependent upon a number of factors, including the reversal of the general slowing trend in the software market and the Company's ability to address the impact of the Internet, to expand successfully into new markets, to react to changing technology and to effectively manage resources.

During the past few months of 1996 and continuing into 1997, the industry has experienced a general slowing in the sale of multimedia products in the retail software channel. As a result, the Company has experienced higher product returns and lower product sales. Allowances for returns at June 30, 1996 were increased due to the returns that have been authorized during the slow summer months.

Multicom has been expanding its markets into alternate channels (e.g. mass merchandisers, specialty chains and grocery stores), however this new business has not yet offset the effect of declining software channel markets. The Company believes that these alternate channels may provide a significant revenue stream for its CD-ROM business in the future. The management team has been reviewing Multicom's business opportunities and strategic direction to address this industry trend, as well as the impact the success of the Internet may have on the business. The impact that the market trends and the Company's actions may have on Multicom's operations cannot be fully measured at this time.

A key challenge to the Company's continued growth is selling increased unit volumes of CD-ROMs at competitive prices. There is a significant amount of competition in the lifestyle arena and the Company's success is dependent upon continued demand for existing products, timeliness to market with new products and its ability to meet the pricing and functionality requirements of the consumer.

Management believes that its strategy of combining the graphic intensive presentations on the CD-ROM with the real-time information available on the Internet will add significant value to the consumer. The Company's ability to effectively provide this seamless online linkage and market the increased efficiency of this delivery vehicle cannot be predicted or the impact on operations fully measured at this time.

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

Index to Financial Statements                                                        Page
- -----------------------------                                                        ----
         Report of Independent Accountants

         Balance Sheets as of June 30, 1995 and 1996

         Statements of Operations for the Years
           Ended June 30, 1995 and 1996

         Statement of Changes in Shareholders' Equity
           (Deficit) for the Years Ended June 30,
           1995 and 1996

         Statements of Cash Flows for the Years
           Ended June 30, 1995 and 1996

         Notes to Financial Statements

        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Multicom Publishing, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity (deficit), and of cash flows, present fairly, in all material respects, the financial position of Multicom Publishing, Inc. at June 30, 1995 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1995 and 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Seattle, Washington
September 17, 1996

                           MULTICOM PUBLISHING, INC.
                                 BALANCE SHEET

                                                                            JUNE 30,        JUNE 30,
                                                                              1995            1996
                                                                         ------------     ------------
 ASSETS (Notes 4, 5 and 6)
 Current assets
      Cash                                                               $    604,132     $  3,476,879
      Accounts receivable, net of allowances                                  564,882        2,303,591
      Inventories (Note 3)                                                    321,565          940,595
      Other current assets                                                     92,282          198,221
                                                                         ------------     ------------
                Total current assets                                        1,582,861        6,919,286
                                                                         ------------     ------------
      Property and equipment, net (Note 2)                                    621,220          937,066
      Software development costs, net of accumulated amortization
        of $88,991 and $164,364, respectively                                 151,587          258,686
      Other noncurrent assets                                                     ---          168,928
                                                                         ------------     ------------
                Total assets                                             $  2,355,668     $  8,283,966
                                                                         ============     ============

 LIABILITIES, MANDATORILY REDEEMABLE STOCK AND SHAREHOLDERS'
 EQUITY (DEFICIT)
 Current Liabilities
      Trade payables                                                     $  2,094,014     $    625,010
      Accrued liabilities                                                     483,604        1,211,689
      Accrued royalties (Note 11)                                             200,380          321,882
      Accrued stock appreciation rights and other deferred
        compensation                                                          143,850          137,450
      Bank borrowings (Notes 4 and 10)                                      1,000,000        1,000,000
      Current portion of long-term debt (Note 5)                                6,250              ---
      Current portion of shareholder debt (Note 6)                             65,330          317,500
                                                                         ------------     ------------
                Total current liabilities                                   3,993,428        3,613,531
                                                                         ------------     ------------
      Long-term debt, net of current portion and debt discount
        (Note 5)                                                                  ---        2,217,894
      Shareholder debt, net of current portion (Note 6)                        85,177           93,006
                                                                         ------------     ------------
                Total liabilities                                           4,078,605        5,924,431
                                                                         ------------     ------------


 Commitments (Note 11)

 Mandatorily redeemable stock (Note 9)                                        825,000              ---
                                                                         ------------     ------------
 Shareholders' equity (deficit) (Note 10)
      Preferred stock                                                             ---              ---
      Common Stock
           Common Stock                                                           ---       13,797,896
           Series A                                                           219,727              ---
           Series B                                                         4,916,747              ---
      Notes receivable                                                        (81,290)         (81,538)
      Unearned royalties                                                   (1,672,728)      (1,335,577)
      Accumulated deficit                                                  (5,930,393)     (10,021,246)
                                                                         ------------     ------------
                Total shareholders' equity (deficit)                       (2,547,937)       2,359,535
                Total liabilities, mandatorily redeemable stock and
                  shareholders' equity (deficit)                        $   2,355,668    $   8,283,966
                                                                        =============    =============

The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.
                            STATEMENT OF OPERATIONS





                                                      YEAR              YEAR
                                                      ENDED             ENDED
                                                     JUNE 30,          JUNE 30,
                                                       1995              1996
                                                  -------------     -------------
 Net sales                                        $   3,912,438     $   7,053,416
 Cost of sales                                        2,016,076         3,588,450
                                                  -------------     -------------
      Gross profit                                    1,896,362         3,464,966
                                                  -------------     -------------
 Operating expenses
      Research and development                        2,257,486         2,212,117
      Sales and marketing                             2,186,496         3,280,592
      General and administrative                        695,070         1,496,538
                                                  -------------     -------------
      Total operating expenses                        5,139,052         6,989,247
                                                  -------------     -------------
 Loss from operations                                (3,242,690)       (3,524,281)
 Interest expense                                       (23,559)         (567,766)
 Other income                                             4,395             1,194
                                                  -------------     -------------
 Net loss                                         $  (3,261,854)    $  (4,090,853)
                                                  =============     =============
 Net loss per share                               $        (.66)    $        (.83)
                                                  =============     =============
 Weighted average number of common shares and
   common share equivalents outstanding               4,925,492         4,917,485
                                                  =============     =============


The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996


- ------------------------------------------------------------------------------------------- ---------------------------------------
                                                         COMMON STOCK - VOTING                  COMMON STOCK - SERIES A VOTING
                                                     40,000,000 SHARES AUTHORIZED                50,000,000 SHARES AUTHORIZED
- ------------------------------------------------------------------------------------------- ----------------------------------------
                                              SHARES                                           SHARES
                                            ISSUED AND      COMMON    NOTES      UNEARNED    ISSUED AND                   NOTES
                                            OUTSTANDING      STOCK  RECEIVABLE   ROYALTIES   OUTSTANDING    SERIES A    RECEIVABLE
                                            -----------     ------  ----------   ---------   -----------    --------    ----------
                                            ----------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1994                          ---          ---       ---          ---     2,515,619   $   204,155   $ (65,718)

 Exercise of options in exchange for a
   note receivable                                 ---          ---       ---          ---        15,572        15,572     (15,572)
 Exercise of options                               ---          ---       ---          ---           ---           ---         ---

 Earned royalties                                  ---          ---       ---          ---           ---           ---         ---
 Accretion related to mandatorily redeemable
   stock (Note 9)
 Net loss for the period                           ---          ---       ---          ---           ---           ---         ---
                                            ---------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1995                          ---          ---       ---          ---     2,531,191       219,727     (81,290)
 Earned royalties                                  ---          ---       ---          ---           ---           ---         ---
 Interest paid in common stock (Note 6)            ---          ---       ---          ---           ---           ---         ---
 Exercise of options                               ---          ---       ---          ---        80,189        20,189        (248)
 Warrants issued to note holder (Note 5)           ---          ---       ---          ---           ---       805,015         ---

 Warrants issued for services (Note 5)             ---          ---       ---          ---           ---        49,485         ---
 Conversion of mandatorily redeemable stock        ---          ---       ---          ---       825,000       825,000         ---
 Conversion of debt to equity                      ---          ---       ---          ---           ---           ---         ---
 Stock reclassification (Note 10)                  ---          ---       ---          ---     1,028,600     5,209,216         ---
 Issuance of Common Stock for cash,
   net of $1,476,684 of expense (Note 10)    5,612,169  $13,797,896  $(81,538) $(1,335,577)   (4,464,980)   (7,128,632)     81,538
 Net loss for the period                           ---          ---       ---          ---           ---           ---        ---
                                            ---------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1996                    5,612,169  $13,797,896  $(81,538) $(1,335,577)          ---   $       ---   $    ---
                                            =======================================================================================
- -----------------------------------------------------------------------------------------------------------------------------------


- -----------------------------------------------------------------------------------------------------------------------------------
                                                            COMMON STOCK - SERIES B VOTING
                                                             25,000,000 SHARES AUTHORIZED
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   TOTAL
                                              SHARES                                                           SHAREHOLDERS'
                                            ISSUED AND                       UNEARNED        ACCUMULATED           EQUITY
                                            OUTSTANDING      SERIES B       ROYALTIES         DEFICITS           (DEFICIT)
                                            -----------      --------       ---------        -----------        -------------
                                            ---------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1994                      824,000       $ 4,913,183    $(1,944,831)     $ (2,561,801)        $   544,988

 Exercise of options in exchange for a
   note receivable                                 ---               ---            ---               ---                 ---
 Exercise of options                            15,144             3,564            ---               ---               3,564
 Earned royalties                                  ---               ---        272,103               ---             272,103
 Accretion related to mandatorily redeemable
   stock (Note 9)                                  ---               ---            ---          (106,738)           (106,738)
 Net loss for the period                           ---               ---            ---        (3,261,854)         (3,261,854)
                                            ---------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1995                      839,144         4,916,747     (1,672,728)       (5,930,393)         (2,547,937)
 Earned royalties                                  ---               ---        337,151               ---             337,151
 Interest paid in common stock (Note 6)         40,767           247,398            ---               ---             247,398
 Exercise of options                            20,059             5,119            ---               ---              25,060
 Warrants issued to note holder (Note 5)           ---               ---            ---               ---             805,015
 Warrants issued for services (Note 5)             ---               ---            ---               ---              49,485
 Conversion of mandatorily redeemable stock        ---               ---            ---               ---             825,000
 Conversion of debt to equity                  247,219         1,500,000            ---               ---           1,500,000
 Stock reclassification (Note 10)                  ---               ---            ---               ---           5,209,216
 Issuance of Common Stock for cash,
   net of $1,476,684 of expense (Note 10)   (1,147,189)       (6,669,264)      1,335,577              ---                 ---
 Net loss for the period                           ---               ---            ---        (4,090,853)         (4,090,853)
                                            ---------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1996                          ---       $       ---    $       ---      $(10,021,246)        $ 2,359,535
                                            =======================================================================================
- -----------------------------------------------------------------------------------------------------------------------------------


The par value of the Common, Series A and Series B common stock is $.01 per share.

The Board of Directors have authorized 300,000 shares of Preferred stock with a par value of $.01 per share. At June 30, 1996, there are no issued or outstanding preferred shares.

The accompanying notes are an integral part of these financial statements.

                                 MULTICOM PUBLISHING INC.
                                 STATEMENT OF CASH FLOWS



                                                                                             YEAR              YEAR
                                                                                             ENDED             ENDED
                                                                                            JUNE 30,          JUNE 30,
                                                                                              1995              1996
                                                                                          ------------      ------------
 Cash flows from operating activities
      Net loss                                                                            $ (3,261,854)     $ (4,090,853)
      Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation                                                                        168,757           249,493
           Amortization of software development costs                                           49,418            75,373
           Amortization of debt discount                                                           ---            22,909
           Issuance of common stock for interest payable to shareholder                            ---           247,398
           Earned royalties                                                                    272,103           337,151
           Increase in accounts receivable, net                                               (290,131)       (1,738,709)
           Increase in inventories, net                                                       (235,389)         (619,030)
           Increase in other current assets                                                    (79,307)          (66,039)
           (Increase) decrease in other noncurrent assets                                       12,893            (9,325)
           Increase (decrease) in trade payables                                             1,751,957        (1,469,004)
           Increase in accrued liabilities                                                     177,936           728,085
           Increase in accrued royalties                                                       105,939           121,502
           Increase (decrease) in accrued stock appreciation rights and
             other deferred compensation                                                        48,299            (6,400)
                                                                                          ------------      ------------
      Net cash used in operating activities                                                 (1,279,379)       (6,217,449)
                                                                                          ------------      ------------
 Cash flows from investing activities
           Additions to property and equipment                                                (466,288)         (565,339)
           Additions to software development costs                                            (119,800)         (182,472)
                                                                                          ------------      ------------
      Net cash used in investing activities                                                   (586,088)         (747,811)
                                                                                          ------------      ------------
 Cash flows from financing activities
           Sale of common stock for cash, net                                                      ---         5,209,216
           Proceeds from bank borrowings                                                     1,100,000         1,930,000
           Proceeds from issuance of long-term debt and warrans                                    ---         3,000,000
           Cash paid for debt issue costs                                                          ---          (150,018)
           Proceeds from notes payable to shareholders                                         200,000         2,484,516
           Collection of notes receivable from shareholder                                     900,000               ---
           Repayment of notes payable to shareholders                                          (49,493)         (724,517)
           Repayment of bank borrowings                                                       (100,000)       (1,930,000)
           Repayment of long-term debt                                                        (110,597)           (6,250)
           Exercise of stock options, net of expenses                                            3,564            25,060
                                                                                          ------------      ------------
      Net cash provided by financing activities                                              1,943,474         9,838,007
                                                                                          ------------      ------------
      Net increase in cash                                                                      78,007         2,872,747

 Cash, beginning of year                                                                       526,125           604,132
                                                                                          ------------      ------------
 Cash, end of year                                                                        $    604,132      $  3,476,879
                                                                                          ============      ============

                                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for interest                                                   $     23,276      $   323,465
                                                                                          ============      ===========



See Note 12 for supplemental information of noncash investing and financing activities.





The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1995 AND 1996




1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    Business

    Multicom Publishing, Inc. ("Multicom" or the "Company") was incorporated on January 2, 1992 under the laws of the state of Washington and is a vertically integrated multimedia company engaged primarily in acquiring the content for developing and publishing multimedia products. These products are primarily distributed throughout the United States.

    Multicom consummated its initial public offering ("IPO") on June 24, 1996 through the sale of 1,028,600 shares of its Common Stock (Note 10).

    Revenue recognition

         Titles

    Revenue from the sale of products is recognized when the product has been shipped, the Company has the right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining.

    While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accomodation to purchasers of its products for a limited time and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

    Advertising is charged to expense as incurred and includes product related advertising and marketing. Advertising expense for the years June 30, 1995 and 1996 totaled $275,256 and $864,505, respectively.

         Allowance for product returns and price protection

    The Company maintains a return policy that allows distributors and retailers to return CD-ROM products according to negotiated terms relating to overstocking or defective products. Additionally, the Company may grant price protection credits to distributors and retailers. The Company records an allowance for returns and price protection as a reduction of gross sales at the time of product shipment. The allowance, which is included in accounts receivable, is estimated based primarily upon historic experience, analysis of distributor and retailer inventories of the Company's products and analysis of market conditions. The allowance for product returns and price protection totaled $614,805 and $1,087,438 at June 30, 1995 and 1996, respectively.

         Software licenses

    Software license revenue and royalty advances are recognized as revenue at the time the Company has completed all significant performance obligations under the terms of the license agreement and when any amounts advanced or received are non-refundable.

         Custom publishing

    The Company enters into certain agreements whereby it provides development services for other entities. Revenue for such agreements is accounted for on a percentage of completion method, based upon costs incurred to total estimated costs. Losses are recorded when they become known.



         Allowance for doubtful accounts receivable

    The Company performs ongoing credit evaluations of its customers and records an allowance for doubtful receivables to the extent that credit losses are expected. At June 30, 1995 and 1996, the allowance for doubtful accounts receivable was $20,001 and $215,001, respectively.

    Inventories

    Inventories, which consist of packaging materials, books and finished goods, are stated at the lower of cost or market, cost being determined based upon the average cost of individual product titles.

    Property and equipment

    Property and equipment acquired is recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of such assets ranging from one to five years. Development assets consist of purchased and internally developed video, images and sounds which can be utilized in multiple products.

    Software development costs

    Software development costs are capitalized once technological feasibility has been established. All other research and development costs are expensed as incurred. These costs are amortized using the greater of the straight-line method over the estimated useful lives of the titles (12 to 60 months) or the ratio of current sales to total current and projected sales. Amortization for the years ended June 30, 1995 and 1996 totaled $49,418 and $75,373.

    Income taxes

    Deferred tax assets and liabilities arise primarily as a result of differences in the method of accounting for allowances for product returns and doubtful accounts receivable, software development costs, depreciation and stock compensation plans between income tax and financial statement reporting and net operating loss carry-forwards.

    Net income/loss per share

    Net income/loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, after applying the treasury stock method. For periods in which the Company reports a net loss, common stock equivalents do not include stock options and warrants as their effect would be anti-dilutive. For the period prior to the effective date of the Company's initial public offering of Common Stock (Note 10), common stock equivalents include the impact of the issuance of options and warrants granted within one year of the initial public offering, at exercise prices less than the initial public offering price, whether or not the effect is anti-dilutive.

    Fair value of financial instruments

    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable and payable, customer advances, accrued liabilities and trade notes payable are reflected in the financial statements at their estimated fair value because of the short-term nature of these instruments.

    The fair value of the Company's long-term and shareholder debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate, and approximates the carrying value.

    New accounting pronouncements

    Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, has been issued by the Financial Accounting Standards Board and establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard is effective for the Company beginning July 1, 1996. Management intends to adopt the disclosure alternative for stock compensation and does not anticipate that the adoption of this standard will have a material impact on the financial statements.

    Management's estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates significant to these financial statements include allowances for product returns, price protection and doubtful receivables, useful lives of capitalized software costs, the valuation allowance for deferred tax assets and provisions for inventory obsolescence.

    Reclassifications

Certain balances previously reported have been reclassified to conform with the presentation of the June 30, 1996 financial statements.

2.       PROPERTY AND EQUIPMENT

    Property and equipment consists of  the following:

                                                                      JUNE 30,       JUNE 30,
                                                                        1995           1996
                                                                    -----------     ----------
                  Computer hardware                                 $   520,241    $   839,396
                  Development assets                                    222,883        416,841
                  Furniture and fixtures                                111,944        140,131
                  Purchased computer software                            67,178        102,217
                  Vehicles                                               11,000            ---
                                                                    -----------    -----------
                                                                        933,246      1,498,585
                  Less: Accumulated depreciation                       (312,026)      (561,519)
                                                                    -----------    -----------
                                                                    $   621,220    $   937,066
                                                                    ===========    ===========


3.       INVENTORIES

    Inventories consist of the following:

                                                                      JUNE 30,        JUNE 30,
                                                                        1995            1996
                                                                    -----------    -----------
                  Finished goods                                    $   162,753    $   464,790
                  Books                                                  62,065        300,128
                  Raw materials                                          96,747        175,677
                                                                    -----------    -----------

                                                                    $   321,565    $   940,595
                                                                    ===========    ===========

4.       BANK BORROWINGS

    The Company has a $2,000,000 line of credit agreement with a bank which bears interest at prime plus .75% and expires on July 5, 1997. At June 30, 1996 the Company's borrowing rate was 9.75%. The outstanding balance on this line of credit at June 30, 1996 was $1,000,000. The line of credit is secured by all assets of the Company, except property and equipment owned prior to June 28, 1995. In connection with this agreement, the Company is required to comply with certain covenants, including maintaining certain financial ratios and a restriction on the payment of dividends.

    During the year ended June 30, 1996, the Company borrowed $1,000,000 under the terms of a short-term note with the same bank, which was paid in full on March 29, 1996.

5.       LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                      JUNE 30,       JUNE 30,
                                                                        1995           1996
                                                                    -----------    -----------

                   Note payable to lender, net of $782,106
                        discount, bearing cash interest at 13%
                        payable monthly.  Due in full on March 29,
                        2001.                                               ---    $ 2,217,894
                   Other                                            $     6,250            ---
                                                                    -----------    -----------
                                                                          6,250      2,217,894
                   Less: Current portion                                 (6,250)           ---
                                                                    -----------    -----------
                                                                    $       ---    $ 2,217,894
                                                                    ===========    ===========


    The note to lender is secured by a third position in all assets of the Company. In connection with the issuance of this promissory note, the Company granted warrants to purchase 268,338 shares of Series A common stock at an exercise price of approximately $.01 per share through March 29, 2001. Upon the closing of the Company's IPO (Note 10), the number of warrants was reduced to 163,791. A debt discount of $805,015 has been recorded related to the warrants based upon the fair market value at the close of the debt transaction. The discount is amortized using the effective interest method over the life of the debt. Additional warrants to purchase 16,480 shares of Series A common stock at an exercise price of $.01 per share were also issued as a finder's fee to the broker of this transaction. These warrants were valued at $49,485 and have been included in other assets as a deferred loan cost and will be amortized over the life of the debt using the effective interest method. As discussed in Note 10, all Series A common shares were reclassified to Common Stock upon the closing of the initial public offering.

6.       RELATED PARTY TRANSACTIONS

    Shareholder debt consists of the following:

                                                                      JUNE 30,     JUNE 30,
                                                                        1995         1996
                                                                   -----------    ----------
                  Note payable to Meredith, bearing interest
                       at 10%.  Principal and interest
                       payable in monthly instalments of
                       $6,453.  Due in full on August 15,
                       1997 secured by property and equipment      $   150,507    $   90,506
                       owned as of June 28, 1995.

                  Convertible note payable to Meredith,
                       bearing interest at 15%, payable
                       quarterly in Common Stock (Note 10).
                       Principal repayments are due quarterly
                       and due in full on July 31, 1998.                   ---       320,000
                                                                   -----------    ----------
                                                                       150,507       410,506
                  Less:  Current portion                               (65,330)     (317,500)
                                                                   -----------    ----------
                                                                   $    85,177    $   93,006
                                                                   ===========    ==========


    On July 31, 1995, the Company issued a promissory note to Meredith in the amount of $2,000,000. The promissory note was convertible at the holder's option into Series B Common stock at $6.07 per share via a partial exercise of Meredith's option (Note 10) at any time prior to the payment in full of the promissory note or the expiration of Meredith's option. On June 24, 1996, Meredith exercised its option and converted $1,500,000 of the outstanding debt to Series B common stock at $6.07 per share. The balance of the option expired upon the consummation of the IPO. Principal payments, calculated based upon 8% of certain sales for a quarter, as defined in the Meredith license agreements, with a minimum amount of $60,000, are due quarterly and the balance is due in full on July 31, 1998. The note bears interest at 15% and is payable quarterly in Common Stock at a price of $6.07 per share. The note is secured by a second security interest in all assets of the Company.

    In February, 1996 the Company issued an unsecured trade note to Meredith Corporation in the amount of $484,516, bearing interest at an annual rate of 8.25% with monthly payments of interest and principal of $21,969. The note was due in full on February 28, 1998. On June 28, 1996 the Company paid the note totaling $465,878 with proceeds from the Company's IPO(Note 10).

    The notes payable to Meredith are subordinate to the bank borrowings. These notes mature as follows:

                  Year ending June 30,
                  --------------------
                        1997                                                    $   317,500
                        1998                                                         93,006


    Transactions with Meredith were as follows:


                                                             YEAR ENDED     YEAR ENDED
                                                              JUNE 30,       JUNE 30,
                                                                1995           1996
                                                            -----------     -----------
                  Purchases of raw materials                $   321,000     $   752,000
                  Sale of product                                   ---          85,000
                  Sale of services                              140,000         468,000


    See discussion of licensing agreements with Meredith at Note 10.

    At June 30, 1996 the Company has notes receivable and accrued interest of $81,538 from the majority shareholder. These were received in connection with the sale of Series A common stock. The notes bear interest ranging between 4 and 6 percent. Principal and interest is due in full on December 31, 1996. The notes are secured by shares of Common Stock (Note 10).

7.       MAJOR CUSTOMERS

    The Company's major customers are primarily distributors of the Company's product. Approximate gross sales to these customers are as follows:

                                                           YEAR ENDED      YEAR ENDED
                                                            JUNE 30,        JUNE 30,
                                                              1995            1996
                                                          ------------    ------------
                  Customer A                              $  2,390,000    $    655,000
                  Customer B                              $    830,000    $  3,121,000
                  Customer C                                       ---    $    973,000


    The major customers for the years ended June 30, 1995 and 1996 also account for 77% and 66% of the gross outstanding accounts receivable at June 30, 1995 and 1996, respectively.

    On March 29, 1996, the Company terminated its distributor relationship with Electronic Arts, its largest distributor through June 30, 1995.

8.       INCOME TAXES

    At June 30, 1996, Multicom had net operating loss (NOL) carry-forwards of approximately $8,062,000 which expire from 2008 to 2012. Should there be significant changes in ownership, this NOL may be subject to annual limitations.

    Deferred taxes are as follows:

                                                                       JUNE 30,        JUNE 30,
                                                                        1995            1996
                                                                    ------------    ------------
                  Deferred tax assets
                     Net operating losses                           $  1,539,000    $  2,741,000
                     Stock appreciation plan                              46,000          44,000
                     Allowance on returns                                188,000         363,000
                     Allowance for doubtful receivables                      ---          73,000
                     Accrued promotions                                   29,000          20,000
                     Other                                                30,000          33,000
                                                                    ------------    ------------
                                                                       1,832,000       3,274,000
                  Deferred tax liabilities
                     Amortization of software development
                       costs                                             (58,000)        (98,000)
                     Depreciation                                        (10,000)        (33,000)
                     Other                                                (5,000)        (11,000)
                                                                    ------------    ------------
                                                                       1,759,000       3,132,000
                  Less: Valuation Allowance                           (1,759,000)     (3,132,000)
                                                                    ------------    ------------
                                                                    $               $
                                                                             ---            ---
                                                                    ============    ===========

    A 100% valuation allowance has been recorded due to the limited operating history and significant losses incurred to date by the Company, and therefore lack of certainty about future taxable income. For the years ended June 30, 1995 and 1996, the valuation allowance increased by $1,113,000 and $1,373,000, respectively.

9.       MANDATORILY REDEEMABLE STOCK

    In 1993, the Company issued 675,000 shares of Series A preferred stock for $583,832, net of expenses. In the period ended June 30, 1994, the Company issued an additional 150,000 shares of Series A preferred stock for $134,430, net of expenses. All preferred stock was converted to Series A common stock in fiscal 1995. In addition, the holders of this stock received the right of first refusal to purchase Series A common shares should the Company offer such shares for a sales price less than $1.50 per share. This right expired upon the consummation of the Company's IPO (Note 10).

    These shares had a put option, whereby after August 31, 1996 the holders of these shares could request that the Company repurchase the shares up to a maximum of $825,000. The mandatorily redeemable stock increased by $106,738 for the accretion of this redemption feature during the year ended June 30, 1995. This put option expired upon the consummation of the Company's IPO (Note
10) and all mandatorily redeemable shares were converted to 825,000 Common shares at that date and are outstanding at June 30, 1996.

10.      SHAREHOLDERS' EQUITY (DEFICIT)

    On June 24, 1996, the Company consummated its initial public offering of its Common stock and sold 1,028,600 of its Common shares raising gross proceeds of $6,685,900. In conjunction with the IPO, the Company effected a 4-for-5 reverse stock split of common stock. All information in these financial statements pertaining to shares of common stock and per share amounts have been adjusted to give retroactive effect to this action.

    Common stock

    Prior to June 24, 1996, the Company had two classes of common stock, Series A and Series B, authorized, issued and outstanding. The Board of Directors authorized 40,000,000 of Common Stock and upon the effective date of the IPO, the Series A and Series B common shares were reclassified to Common Stock. Holders of Common Stock are entitled to one vote per share. The Common Stock has no preemptive, redemption, conversion or other subscription rights.

    Series A common stock was entitled to one vote per share. In connection with the transaction below, the Series B nonvoting stock was eliminated and a revised Series B common stock was established which is entitled to one vote per share and has certain rights and preferences including the following: 1) proportional representation on the Board of Directors, 2) approval of and participation in certain financing and equity transactions and 3) conversion option to Series A common stock on a share-for-share basis.

    On June 4, 1994, the Company issued common stock under a Stock Purchase Agreement, representing 20% of the then outstanding common stock to Meredith in exchange for $2,000,000 in cash, a $900,000 note receivable (Note 6) and $2,100,000 in unearned royalties. Meredith also received an option to purchase an additional 823,532 shares of Series B common stock, representing 13 1/3% of the then outstanding common stock of the Company, at a purchase price of $6.07 per share which expired upon the earlier of June 30, 1999 or the date of an initial public offering. On June 24, 1996, Meredith exercised its option, in part, in conjunction with the conversion of $1,500,000 of its convertible debt to Series B common stock (Note 6). The remaining option expired upon the closing of the IPO.

    In connection with this transaction, Meredith received certain anti-dilution privileges, so that it would have the right to purchase Series B common stock sufficient to maintain an agreed upon ownership percentage. Upon the closing of the IPO, Meredith no longer receives anti-dilution privileges on equity transactions.

    As a condition of this transaction with Meredith, on June 9, 1994 the Company called the then outstanding mandatorily redeemable Series A preferred stock. Effective July 29, 1994, the Series A preferred stock shareholders elected to convert their shares to mandatorily redeemable Series A common stock as a result of this call (Note 9).

    As discussed in Note 6, on June 24, 1996, Meredith executed a partial exercise of its option to convert $1,500,000 of convertible debt to Series B common shares.

    Preferred stock

    Upon consummation of the Company's IPO, 300,000 shares of preferred stock with a par value of $.01 were authorized by the Board of Directors. This preferred stock allows for certain rights and preferences to be established by the Board of Directors. At June 30, 1996, there are no issued or outstanding preferred shares.

    Unearned royalties

    The Company entered into certain licensing agreements for the licensing of content provided by Meredith. Under these licensing agreements, the Company incurs royalty expenses based upon a percentage of net sales. As stipulated in the Stock Purchase Agreement, royalties owing under these licensing agreements are applied against the $2,100,000 unearned royalty amount discussed above. Royalties incurred through March 31, 1997 will be so applied to the unearned royalty amount; thereafter royalties incurred shall be paid in cash as outlined in the licensing agreements. Any remaining unearned royalty amount at March 31, 1997 shall be forgiven and the number of common shares shall not be adjusted. For the years ended June 30, 1995 and 1996, royalties of approximately, $272,000 and 337,000, respectively, have been incurred under Meredith license agreements.

    Stock options

    The Company has a Stock Option Plan (the "Plan") which provides for the granting of incentive stock options to employees, non-qualified stock option plans which provide for the granting of stock options to certain employees and consultants and an Outside Directors Stock Option Plan (the "Directors Plan") which provides for the annual granting of 2,500 stock options to each director. At June 30, 1996, the Company has reserved 1,249,400 shares of Common Stock for issuance under the Plan. Incentive and non-qualified stock options have ten year terms, and vest over periods determined by the Board of Directors, generally four years. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors Plan. Director Plan stock options vest and are exercisable in four equal annual installments and must be exercised within ten years after the date of grant.

    Prior to the June 1994 agreement with Meredith, options were generally granted at the fair market value of Multicom's stock on the date of grant and became exercisable under the terms of the agreements. Meredith however, placed certain limitations on the exercise price of options granted. Options granted from June 1994 to the date of the IPO were granted at the higher of the exercise price set by Meredith or the fair market value of Multicom stock on the date of grant. Subsequent to the IPO, Plan options will not be granted with an option exercise price of less than 85% of the fair market value of the Common Stock on the date of grant. The exercise price of all options granted under the Directors Plan will be equal to the fair market value of a share of Common Stock on the date of grant. In the event an option holder's employment is terminated, unexercised options will expire and any shares outstanding from the exercise of such options must be offered for repurchase by Multicom at their then fair market value, as defined by the agreements.

    A summary of stock option transactions for Common stock under the Plan, individual option agreements and the Directors' Plan, is as follows:

                                                 TOTAL COMMON       TOTAL SERIES A
                                                 STOCK OPTIONS         OPTIONS        OPTION PRICE PER
                                                  OUTSTANDING        OUTSTANDING            SHARE
                                                 -------------      --------------    ----------------
 June 30, 1994                                                             680,264       $.25 - $1.00
    Grants                                                                 568,544      $1.00 - $6.07
    Forfeitures                                                           (237,844)     $1.00 - $5.00
    Exercises                                                              (15,572)             $1.00
                                                                        ----------
 June 30, 1995                                                             995,392
    Grants                                                                 338,200      $2.30 - $6.50
    Forfeitures                                                           (163,800)     $1.00 - $6.07
    Exercises                                                              (80,248)      $.25 - $1.00
                                                                        ----------
 June 24, 1996                                                           1,089,544       $.25 - $6.07
    Reclassification of Series A common
      stock options to Common Stock options        1,089,544            (1,089,544)      $.25 - $6.07
    Grants                                             7,500                    --              $6.50
                                                   ---------            ----------
 June 30, 1996                                     1,097,044                    --       $.25 - $6.50
                                                   =========            ==========


    Common Stock options vest as follows:


                                                                            OPTIONS      EXERCISE PRICE
                                                                            -------      --------------
              Vesting on or before June 30,
                 1996                                                       514,286        $.25 - $6.07
                 1997                                                       212,361       $1.00 - $6.50
                 1998                                                       162,011       $1.00 - $6.50
                 1999                                                       139,761       $1.00 - $6.50
                 2000                                                        68,625       $1.00 - $6.50
                                                                          ---------
                                                                          1,097,044
                                                                          =========


    As of June 30, 1996, approximately 658,608 and 92,500 shares were available for grant under the Plan and Directors Plan, respectively.

    During fiscal 1995, the Company issued non-qualified stock options to purchase 64,000 shares of Series A common stock at an exercise price of $1 per share under a consulting agreement with a member of the Board of Directors.

    Although options are generally granted at an exercise price in excess of or equal to the fair market value of Multicom Common Stock, the Company has expensed approximately $60,000 and $31,000 for the years ended June 30, 1995 and 1996, respectively, in connection with the issuance of options at an exercise price less than the estimated fair market value at the date of grant.

    Additionally, warrants to purchase 24,720 shares of Series B common stock at an exercise price of $6.07 were issued to the bank in connection with the
short-term bank borrowings discussed in Note 4.   These warrants expire in June
2000.  No value was assigned to these warrants.

    Subsequent to June 30, 1996, stock options to purchase 30,000 shares of Common Stock were issued to an employee under the terms of the Plan. These stock options carry an exercise price equal to the closing price of Multicom's Common Stock on the grant date.

11.      COMMITMENTS

    Leases

    Multicom leases office space and certain computer hardware and furniture and fixtures. Future minimum rentals under these lease agreements are approximately as follows:

              Year ending June 30,
              --------------------
                 1997                                                               $    393,000
                 1998                                                                    484,000
                 1999                                                                    517,000
                 2000                                                                    534,000
                 2001                                                                    323,000
                                                                                    ------------
                                                                                    $  2,251,000
                                                                                    ============


    Rent expense for the years ended June 30, 1995 and 1996 was $107,000 and $203,000, respectively.

    Royalties

    Multicom has numerous exclusive and nonexclusive licensing agreements in connection with certain content included in its products. These agreements extend over various periods of time and generally bear royalties of .5% to 15% of net sales as defined by the agreements. For the years ended June 30, 1995 and 1996, royalties of $554,000 and $633,000, respectively, have been expensed.

    401(k) Plan

    The Board of Directors approved the establishment of a 401(k) plan for all eligible employees. The plan was implemented subsequent to June 30, 1996.

12.      SUPPLEMENTAL CASH FLOW INFORMATION

    The following items are supplemental information of noncash investing and financing activities:

         In fiscal 1995, the Company issued 15,572 shares of Series A common stock for a note receivable in the amount of $15,572.

         In fiscal 1995, accretion of $106,738 was recorded on mandatorily redeemable stock.

         In fiscal 1996, Multicom issued 40,767 shares of Series B common stock in exchange for interest payable of $247,398.

         In fiscal 1996, warrants to purchase 16,481 shares of Series B common stock were issued in exchange for services rendered with a fair value of $49,485.

         In fiscal 1996, Multicom issued warrants to purchase 268,338 shares of Series A common stock in conjunction with debt issued to a lender (Note 5), with a fair value of $805,015.

         In fiscal 1996, Multicom issued 247,219 shares of Series B common stock in conjunction with the conversion of $1,500,000 of shareholder debt to equity (Note 6).

         In fiscal 1996, mandatorily redeemable stock totaling $825,000 was converted to Common Stock (Note 9).





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors. Reference is made to the information regarding directors appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed for the 1996 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated in this Form 10-KSB by reference.

Executive Officers. Reference is made to the information appearing under the captions "Executive Officers of the Registrant" and "Key Employees" in Part I,
Item 1 of this Form 10-KSB, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance. Reference is made to the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         Reference is made to the information appearing under the caption "Compensation of Executive Officers and Directors" appearing in the Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information appearing under the caption "Stock Ownership and Beneficial Owners" in the Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" and "Beneficial Owners" in the Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required by Item 601 of Regulation S-B. Reference is made to the information appearing in the "Index to Exhibits"
                 on pages   through   of this Form 10-KSB which information
                 is incorporated herein by reference.

         (b)     Reports on Form 8-K during the fourth quarter:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MULTICOM PUBLISHING, INC.
September 27, 1996
                                     By:   ELLEN R.M. BOYER
                                           ----------------
                                              Ellen R.M. Boyer
                                        Vice President of Finance and
                                           Administration and Chief
                                              Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By          TAMARA L. ATTARD                                                   September 27, 1996
           --------------------------------------
                     Tamara L. Attard
     Chief Executive Officer and Chairman of the Board
         (Principal Executive Officer)


         By           PAUL G. ATTARD                                                    September 27, 1996
            --------------------------------------
                      Paul G. Attard
                 President and Director


         By           ELLEN R.M. BOYER                                                  September 27, 1996
            --------------------------------------
                      Ellen R.M. Boyer
      Vice President of Finance and Administration
              and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)


     By           LARRY D. HARTSOOK                                                     September 27, 1996
        --------------------------------------
                  Larry D. Hartsook
                      Director


     By           WILLIAM H. LUDEN                                                      September 27, 1996
        --------------------------------------
                William H. Luden III
                      Director


     By           HENRIK N. VANDERLIP                                                   September 27, 1996
        --------------------------------------
                  Henrik N. Vanderlip
                       Director

                               INDEX TO EXHIBITS

Exhibit
Number   Exhibit                                                               Page
- ------   -------                                                               ----
3.1      Amended and Restated Articles of Incorporation of Multicom
         Publishing, Inc., a Washington corporation.

3.2* Restated Bylaws of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit 3.2 to the Company's Registration
         Statement on Form SB-2 (File No. 333-4704-LA) (the "Registration
         Statement on Form SB-2").

4.1*     Form of Certificate for Common Stock, filed as Exhibit 4.1 to the
         Company's Registration Statement on Form SB-2.

10.1*    Form of Indemnity Agreement for officers and directors, filed as
         Exhibit 10.1 to the Company's Registration Statement on Form SB-2.

10.2*#   The Registrant's 1994 Stock Option Plan, as amended, Nonqualified
         Stock Option Agreement and Incentive Stock Option Agreement, filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-
         2.

10.3*# 1996 Outside Directors Stock Option Plan, filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2.

10.4*    Standard Form of Multicom Publishing, Inc. Nonstatutory Stock
         Option Agreement for Outside Directors (Initial Option) and
         Multicom Publishing, Inc. Nonstatutory Stock Option Agreement from
         Outside Directors (Annual Option), filed as Exhibit 10.4 to the
         Company's Registration Statement on Form SB-2.

10.5*    Lease, dated July 28, 1992, between Multicom Publishing, Inc., and
         Benaroya Capital Company, LLC, as amended, filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2. (Seattle)

10.6*    Lease, dated November 10, 1995, between Multicom Publishing, Inc.
         and Bayside Plaza Associates, filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2. (San Francisco)

Exhibit
Number   Exhibit                                                                 Page
- ------   -------                                                                 ----
10.7*    Stock Purchase Agreement dated as of June 4, 1994 among Multicom
         Publishing, Inc., Meredith Corporation and Tamara L. Attard, as
         amended, filed as Exhibit 10.7 to the Company's Registration
         Statement on Form SB-2.

10.8* Employment and Non-Competition Agreement, dated October 15, 1995, by and between Multicom Publishing, Inc., and Tamara L. Attard, filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2.

10.9* Employment and Non-Competition Agreement, dated October 15, 1995, by and between Multicom Publishing, Inc. and Paul G. Attard filed as
         Exhibit 10.9 to the Company's Registration Statement on Form SB-2.

10.10*+  License Agreement, dated August 11, 1992, by and between Multicom
         Publishing, Inc., and Meredith Corporation, as amended, filed as
         Exhibit 10.10 to the Company's Registration Statement on Form SB-2.

10.11*+  License Agreement, dated August 30, 1993, by and between Multicom
         Publishing, Inc. and Meredith Corporation, as amended, filed as
         Exhibit 10.11 to the Company's Registration Statement on Form SB-2.

10.12*+  License Agreement, dated March 31, 1994, by and between Multicom
         Publishing, Inc. and Meredith Corporation, as amended, filed as
         Exhibit 10.12 to the Company's Registration Statement on Form SB-2.

10.13*+  License Agreement, dated January 31, 1995, by and between Multicom
         Publishing, Inc. and Meredith Corporation, filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2.

10.14*   Subscription and Securities Purchase Agreement between Henrik N.
         Vanderlip and Multicom Publishing, Inc. dated as of August 27,
         1993, filed as Exhibit 10.14 to the Company's Registration
         Statement on Form SB-2.

10.15*   Subscription Agreement dated as of January 14, 1994 between
         Multicom Publishing, Inc. The Vanderlip Children's 1988 Trust, filed as

s


Exhibit
Number   Exhibit                                                                     Page
- ------   -------                                                                     ----
         Exhibit 10.15 to the Company's Registration Statement on Form SB-2.

10.16*   Conversion Agreement dated as of July 29, 1994 between Multicom
         Publishing, Inc. and John Zeiler, Henrik N. Vanderlip, and the
         Vanderlip Children's Trust, filed as Exhibit 10.16 to the Company's
         Registration Statement on Form SB-2.

10.17* Voting Agreement dated as of July 29, 1994 between Tamara L. Attard and Henrik N. Vanderlip, filed as Exhibit 10.17 to the Company's
         Registration Statement on Form SB-2.

10.18*   Loan Agreement between Sirrom Capital Corporation and Multicom
         Publishing, Inc. dated as of March 29, 1996, with Stock Purchase
         Warrant to Sirrom Capital Corporation, Security Agreement, Patent and Trademark Security Agreement, and Copyright and Royalty
         Security Agreement, filed as Exhibit 10.18 to the Company's
         Registration Statement on Form SB-2.

10.19* Stock Subscription Agreement dated as of January 1, 1994 executed by William H. Luden III, with Note, Pledge and Share Rights and
         Restriction Agreement, filed as Exhibit 10.19 to the Company's
         Registration Statement on Form SB-2.

10.20*   Letter Agreement Regarding Resignation between Multicom Publishing,
         Inc., William H. Luden III and Paul and Tamara L. Attard with
         Notice of Exercise, Warrant Agreement, Note payable to Multicom
         Publishing, Inc. and Stock Pledge Agreement, filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2.

10.21*   Stock Purchase Agreement, Assignment and Assumption Agreement,
         Assumed Promissory Notes, Promissory Note and Stock Pledge
         Agreement dated as of March 31, 1995 between Paul and Tamara Attard and William H. Luden and Tamara L. Attard as Trustee, filed as
         Exhibit 10.21 to the Company's Registration Statement on Form SB-2.

10.22*   Voting Agreement between Tamara L. Attard, Meredith Corporation and
         Multicom Publishing, Inc., dated as of June 8, 1994, filed as
         Exhibit 10.22 to the Company's Registration Statement on Form SB-2.

Exhibit
Number   Exhibit                                                                     Page
- ------   -------                                                                     ----
10.23*   Loan and Security Agreement, dated June 28, 1995, by and between
         Cupertino National Bank & Trust and Multicom Publishing, Inc.,
         Collateral Assignment, Patent Mortgage and Security Agreement,
         Registration Rights Agreement, Amendment to Loan and Security
         Agreement, Amendment to Loan and Security Agreement, Warrants to
         Purchase Stock and Antidilution Agreements, filed as Exhibit 10.23 to the Company's Registration Statement on Form SB-2.

10.24*   Form of Voting Trust Agreement, filed as Exhibit 10.24 to the
         Company's Registration Statement on Form SB-2.

10.25*+  Distribution Agreement, dated July 25, 1995, by and between Ingram
         Micro Inc. and Multicom Publishing, Inc., filed as Exhibit 10.25 to the Company's Registration Statement on Form SB-2.

10.26*   Promissory Note payable to Meredith Corporation in the principal
         $2,000,000.00 dated July 31, 1995, Allonge and Security Agreement, filed as Exhibit 10.26 to the Company's Registration Statement on Form SB-2.

10.27*   Promissory Note payable to Meredith Corporation in the principal amount of
         $200,000.00 dated August 1994, Allonge, Security Agreement and
         Amendment to Security Agreement, filed as Exhibit 10.27 to the
         Company's Registration Statement on Form SB-2.

10.28*   Promissory Note payable to Meredith Corporation in the principal amount of $484,516.07 dated February 4, 1996 and Allonge, filed as Exhibit
         10.28 to the Company's Registration Statement on Form SB-2.

10.29*+  Exclusive License Agreement between Meredith Corporation and
         Multicom Publishing, Inc. dated November 1, 1995, as amended, filed as Exhibit 10.29 to the Company's Registration Statement on Form
         SB-2.

10.30*+  Exclusive License Agreement between Meredith Corporation and
         Multicom Publishing, Inc. dated November 1, 1995, as amended, filed as Exhibit 10.30 to the Company's Registration Statement on Form
         SB-2.

Exhibit
Number   Exhibit                                                                     Page
- ------   -------                                                                     ----
10.31*+  Exclusive License Agreement between Meredith Corporation and
         Multicom Publishing, Inc., dated November 1, 1995, as amended, filed as Exhibit 10.31 to the Company's Registration Statement on
         Form SB-2.

10.32* Employment Agreement dated March 1, 1994 and Stock Option Agreement between Multicom Publishing, Inc. and Ellen R.M. Boyer, filed as
         Exhibit 10.32 to the Company's Registration Statement on Form SB-2.

10.33*   Employment Agreement dated as of January 31, 1996, Stock Option
         Agreement, Deferred Compensation Agreement and Stock Option
         Agreements between Multicom Publishing, Inc. and Edward J.
         Cummings, filed as Exhibit 10.33 to the Company's Registration
         Statement on Form SB-2.

10.34    Employment Agreement dated as of August 26, 1996 between Multicom
         Publishing, Inc. and Patricia E. Hart.

11.1     Calculation of Earnings Per Share.

23.1     Consent of Independent Accountants.

27       Financial Data Schedule (available in Edgar format only).

         All other schedules are omitted because they are not required, are not applicable or the information is included in the Financial Statements or notes thereto.

 ___________

  *Incorporated by reference.

  #Director or officer compensatory plan.

  +The Company has been granted confidential treatment with respect to these exhibits.