Form 10QSB
period 1996-09-30
MULTICOM PUBLISHING INC
filed 1996-11-14
CIK 1014924

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

  For the transition period from          to


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

                             YES        NO  X
                                 ---       ---

     The number of shares of Common Stock outstanding as of November 12, 1996:
5,612,169.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MULTICOM PUBLISHING, INC.

                            CONDENSED BALANCE SHEETS

                                                               SEPTEMBER 30,      JUNE 30,
                                                                    1996            1996
                                                                (UNAUDITED)
                                                                ------------   --------------
Assets
Current assets
  Cash                                                          $ 1,370,093     $  3,476,879
  Accounts receivable, net of allowances of $954,422              2,139,507        2,303,591
    and $1,302,439, respectively
  Inventories                                                     1,298,826          940,595
  Other current assets                                              199,642          198,221
                                                                -----------     ------------
      Total current assets                                        5,008,068        6,919,286
                                                                -----------     ------------
  Property and equipment, net                                     1,129,701          937,066
  Software development costs, net of accumulated amortization
    of $188,825 and $164,364, respectively                          284,770          258,686
  Other noncurrent assets                                           198,959          168,928
                                                                -----------    -------------
      Total assets                                              $ 6,621,498     $  8,283,966
                                                                ===========     =============
Liabilities and Shareholders' Equity
Current liabilities
  Trade payables                                                $   754,077     $    625,010
  Accrued liabilities                                             1,139,755        1,211,689
  Accrued royalties                                                 112,127          321,882
  Other deferred compensation                                       137,987          137,450
  Bank borrowings                                                 1,000,000        1,000,000
  Current portion of shareholder debt                               235,000          317,500
                                                                -----------    -------------
      Total current liabilities                                   3,378,946        3,613,531
                                                                -----------    -------------
  Long-term debt, net of current portion and debt discount        2,242,078        2,217,894
  Shareholder debt, net of current portion                           98,153           93,006
                                                                -----------    -------------
      Total liabilities                                           5,719,177        5,924,431
                                                                -----------    -------------
Shareholders' equity
  Common Stock                                                   13,809,896       13,797,896
  Notes receivable                                                  (81,234)         (81,538)
  Unearned royalties                                             (1,276,549)      (1,335,577)
  Accumulated deficit                                           (11,549,792)     (10,021,246)
                                                                -----------    -------------
      Total shareholders' equity                                    902,321        2,359,535
      Total liabilities and shareholders' equity
                                                                $ 6,621,498     $  8,283,966
                                                                ===========    =============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           MULTICOM PUBLISHING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                      1996            1995
                                                  (UNAUDITED)     (UNAUDITED)
                                                 --------------   ------------
Net sales                                         $  1,374,218    $ 1,214,141
Cost of sales                                          818,505        610,485
                                                   -----------    -----------
  Gross profit                                         555,713        603,656
                                                   -----------    -----------
Operating expenses
  Research and development                             669,692        651,088
  Sales and marketing                                  702,187        895,995
  General and administrative                           557,699        348,286
                                                   -----------    -----------
  Total operating expenses                           1,929,578      1,895,369
                                                   -----------    -----------
Loss from operations                                (1,373,865)    (1,291,713)
Interest expense, net                                 (154,681)       (13,756)
                                                   -----------    -----------
Net loss                                          $ (1,528,546)   $(1,305,469)
                                                   -----------    -----------
Net loss per share                                $       (.27)   $      (.26)
                                                   ===========    ===========
Weighted average number of common shares and
common share equivalents outstanding                 5,612,169      4,977,935
                                                   ===========    ===========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           MULTICOM PUBLISHING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS      THREE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                               1996              1995
                                                            (UNAUDITED)      (UNAUDITED)
                                                           -------------   -------------
Cash flows from operating activities
  Net loss                                                   $(1,528,546)    $(1,305,469)
  Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation                                                  82,120          42,573
    Amortization of software development costs                    24,461          16,569
    Amortization of debt discount                                 24,184              --
    Issuance of common stock for interest payable to              12,304          31,191
    Earned royalties                                              59,028          54,555
    Decrease (increase) in accounts receivable, net              164,084        (278,829)
    Increase in inventories, net                                (358,231)       (222,502)
    Increase in other assets                                     (31,452)       (168,000)
    Increase (decrease) in trade payables                        129,067        (247,663)
    Decrease in accrued liabilities                              (71,934)       (101,580)
    Increase (decrease) in accrued royalties                    (209,755)         32,204
    Increase in customer deposits                                     --          38,350
    Increase in other deferred compensation                          537          68,509
                                                              ----------      ----------
  Net cash used in operating activities                       (1,704,133)     (2,040,092)
                                                              ----------      ----------
Cash flows from investing activities
    Additions to property and equipment                         (274,755)       (272,275)
    Additions to software development costs                      (50,545)        (56,801)
                                                              ----------      ----------
  Net cash used in investing activities                         (325,300)       (329,076)
                                                              ----------      ----------
Cash flows from financing activities
    Proceeds from bank borrowings                                     --         200,000
    Proceeds from notes payable to shareholders                       --       2,000,000
    Repayment of notes payable to shareholders                   (77,353)        (10,429)
    Repayment of long-term debt                                       --          (6,250)
    Exercise of stock options, net of expenses                        --             308
                                                              ----------      ----------
  Net cash provided (used) by financing activities               (77,353)      2,183,629
                                                              ----------      ----------
Net decrease in cash                                          (2,106,786)       (185,539)
Cash, beginning of period                                      3,476,879         604,132
                                                              ----------      ----------
Cash, end of period                                          $ 1,370,093     $   418,593
                                                              ==========      ==========

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                           MULTICOM PUBLISHING, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

(2)  Inventories

INVENTORIES CONSIST OF THE FOLLOWING:


                  SEPTEMBER 30,  JUNE 30,
                      1996         1996
                   ----------   -----------
  Finished Goods   $ 662,845    $  464,790
  Books              419,966       300,128
  Raw Materials      216,015       175,677
                   ---------     ---------
                   $1,298,826   $  940,595
                   =========     =========

(3)  Net Loss Per Share

Net loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, after applying the treasury stock method. For periods in which the Company reports a net loss, common stock equivalents do not include stock options and warrants as their effect would be anti-dilutive. For the period prior to the effective date of the Company's initial public offering of Common Stock, common stock equivalents include the impact of the issuance of options and warrants granted within one year of the initial public offering, at exercise prices less than the initial public offering price, whether or not the effect is anti-dilutive.

(4)  Subsequent Event

On October 11, 1996, the Company acquired an exclusive license to publish, distribute and manufacture 11 existing titles and four CD-ROM titles currently in development from HarperCollins Publishers Inc. (HarperCollins) in exchange for $30,000 and the assumption of certain liabilities in amounts not to exceed $550,000. Additionally, the Company acquired the inventories of the existing titles at cost, which was approximately $350,000. If certain inventories are not used on or before March 31, 1998, then the amount may be reduced to $250,000. Royalties will be paid to HarperCollins based upon net sales and Multicom will pay certain nonrefundable advances against these royalties, in an amount not to exceed $300,000. Such advances are payable in installments based upon delivery of the unpublished titles and other items. The parties are currently in negotiations concerning one of the unpublished titles and, based upon the outcome of these negotiations, the assumption of liabilities and advances against royalties may change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

During the quarter ended September 30, 1996, the Company released six new titles. Additionally, in October 1996 Multicom acquired the rights to 11 existing titles from HarperCollins and in November the Company plans to release four new titles, thereby increasing the total number of multimedia titles it sells and markets to 46. The Company also generates revenue through its custom publishing activities, which provides Internet development and interactive advertising development for major corporations.

RESULTS OF OPERATIONS

Net sales. Net sales for the quarter ended September 30, 1996 increased 13% over the quarter ended September 30, 1995. A significant portion of the increased revenues related to increased sales from custom publishing activities.

Allowances for product returns and allowances were 25.8% and 48.5% of gross distributor sales in the quarters ended September 30, 1996 and 1995, respectively. In the September 1995 quarter, returns were negatively impacted by the Company's decision to terminate the Electronic Arts (EA) distribution agreement. Increased competition, the seasonal slowness experienced in the market during the summer months and a general slowness of the traditional software distribution channels continued to impact product returns in the first quarter of fiscal 1997.

Cost of sales. The Company's gross profit as a percentage of net sales decreased to 40.4% in the quarter ended September 30, 1996 from 49.7% in the quarter ended September 30, 1995. The decline is largely a result of the reduction in sales prices for the Company's CD-ROM products and increased packaging costs.

Research and Development. Research and development costs increased approximately $19,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, however, as a percentage of net sales these costs decreased to 48.7% in the quarter ended September 30, 1996 from 53.6% in the quarter ended September 30, 1995. At the same time, the Company released
6 titles in the quarter ended September 30, 1996, compared to two titles in the quarter ended September 30, 1995, largely due to the reuse of existing software engines. In the quarters ended September 30, 1996 and 1995, $50,000 and $57,000 of software development costs were capitalized, respectively. The Company anticipates that its research and development expenses will decrease as a percentage of net sales as the Company uses existing resources for custom publishing and Internet development. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

Sales and Marketing. Sales and marketing expenses decreased $194,000 or 21.6% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. As a percentage of net sales, sales and marketing expenses were 51.1% and 73.8% for the quarters ended September 30, 1996 and 1995, respectively. The Company expects that sales and marketing expenditures will decrease further as a percentage of net sales as the Company continues to focus its marketing efforts. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

General and Administrative. For the quarter ended September 30, 1996 compared to the same quarter a year ago, general and administrative expenses increased $209,000; as a percentage of net sales, these expenses were 40.6% in the quarter ended September 30, 1996 and 28.7% in the quarter ended September 30, 1995. The increase was primarily due to the growth of the Company and bad debt reserves of approximately $150,000 incurred in connection with certain distributor receivables.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances decreased by $2,100,000 from June 30, 1996 to September 30, 1996. This was primarily a result of the loss from operations, substantially increased inventory levels and the addition of property and equipment.

At September 30, 1996, the Company had working capital of $1,629,000 and had long-term debt of $2,340,000 outstanding. The Company has a credit facility for $2,000,000 available under a revolving line of credit, with advances available up to 75% of eligible accounts receivable. The credit facility is secured by all the assets of the Company and bears interest at prime plus 3/4%. At September 30, 1996, the Company had drawn $1,000,000 against this line of credit. This credit facility expires on July 5, 1997 and requires compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restricts the Company's ability to pay dividends. At September 30, 1996, the Company was not in compliance with one of its financial covenants governing results of operations. The bank has waived its rights respecting this matter. There is no assurance that the Company will remain in compliance with its covenants in the future or that the bank will waive any possible future noncompliance by the Company. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

As described in Note 4 to the condensed financial statements above, the Company acquired rights to certain titles from HarperCollins. Payment for this transaction will be made in cash, over several quarters. The Company believes that existing sources of liquidity will satisfy its projected working capital, capital expenditure and capitalized research and development requirements for at least the next nine months in the event the Company meets operating expectations and complies with its bank covenants. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

OUTLOOK AND RISKS

The Company's future operating results and many of the forward-looking statements contained in this document are dependent upon a number of factors, including the reversal of the general slowing trend in the multimedia software market and the Company's ability to address the impact of the Internet, to incorporate the HarperCollins titles into its sales mix, to release its titles on schedule, to expand successfully into new markets, to react to changing technology and to effectively manage resources.

During the past few months, the industry has experienced a general slowing in the sale of multimedia software products in the retail software channel. The Company intends to support its expanded line with targeted aggressive marketing during the upcoming holiday season. Additionally, Multicom is marketing its products through Internet vehicles and mass consumer channels. To date, this new business has not kept pace with the declining software channel markets, although the Company believes that these alternate channels may provide a significant revenue stream for its CD-ROM business in the future. The management team has been reviewing Multicom's business opportunities and strategic direction to address this industry trend, as well as the impact the success of the Internet may have on the business. The impact that the market trends and the Company's actions may have on Multicom's operations cannot be fully measured at this time.

A key challenge to the Company's continued growth is selling increased unit volumes of CD-ROMs at competitive prices. There is a significant amount of competition in the multimedia arena and the Company's success is dependent upon continued demand for existing products, timeliness to market with new products and its ability to meet the pricing and functionality requirements of the consumer.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. CHANGES IN SECURITIES.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 1996, the Company was in default of one of its financial covenants governing results of operations in connection with its Borrowing under its Line of Credit. The bank waived its rights respecting this matter. See the discussion under the caption Liquidity and Capital Results on page 7.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER MATTERS

The Company entered into a License and Sale of Assets Agreement with HarperCollins Publishers Inc. dated October 11, 1996 (the "Agreement"). Under the terms of the Agreement, the Company was granted an exclusive license to publish, distribute and manufacture 11 existing CD-ROM titles and four CD-ROM titles currently in development from the HarperCollins Adult Trade Group in exchange for $30,000 and the assumption of certain liabilities in amounts not to exceed $550,000. The Company further acquired the inventories of the existing titles at cost, which was approximately $350,000. Royalties will be paid to HarperCollins based upon net sales and Multicom will pay certain nonrefundable advances against these royalties, in an amount not to exceed $300,000. Such advances are payable in installments based upon delivery of the unpublished titles and other items. Payments to HarperCollins have been made with proceeds from the Company's initial public offering which became effective June 24, 1996. The Company plans to make continuing royalty payments to HarperCollins from working capital. The parties are currently in negotiations concerning one of the unpublished titles and, based upon the outcome of these negotiations, the assumption of liabilities and advances against royalties may change.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          EXHIBIT
          NUMBER        EXHIBIT
          ------        -------

           3.1* Amended and Restated Articles of Incorporation of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-4704-LA) (the "Registration Statement on Form SB-2").

           3.2* Restated Bylaws of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2.


           4.1*          Form of Certificate for Common Stock, filed as
                         Exhibit 4.1 to the Company's Registration Statement on Form SB-2.

           11.1          Calculation of Earnings Per Share.

           27            Financial Data Schedule.


-------
   * Incorporated by reference.

 (b) Reports on Form 8-K during the first quarter: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTICOM PUBLISHING, INC.
                                          (Registrant)

November 14, 1996                         By TAMARA L. ATTARD
                                             ------------------------------
                                             Tamara L. Attard
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (Principal Executive Officer)



November 14, 1996                         By ELLEN R. M. BOYER
                                             ------------------------------
                                             Ellen R.M. Boyer
                                             Vice President of Finance and
                                             Administration and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Principal Accounting Officer)