Form 10QSB/A
period 1996-09-30
MULTICOM PUBLISHING INC
filed 1997-02-11
CIK 1014924

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB\A
                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Quarterly Period Ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _______ to _______

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

                           Yes  X         No
                               ---           ---


         The number of shares of Common Stock outstanding as of November 12, 1996: 5,612,169.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MULTICOM PUBLISHING, INC.
                                                      (Registrant)


November 14, 1996                               By     ELLEN R. M. BOYER
                                                   ---------------------------
                                                       Ellen R.M. Boyer
                                                 Vice President of Finance and
                                                    Administration and Chief
                                                       Financial Officer
                                                    (Principal Financial and
                                                  Principal Accounting Officer)