Form 10QSB/A
period 1997-02-11
MULTICOM PUBLISHING INC
filed 1997-02-11
CIK 1014924

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB\A
                               AMENDMENT NO. 2 TO
                                  FORM 10-QSB
(Mark One)

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


                                                MULTICOM PUBLISHING, INC.
                                                      (Registrant)


February 11, 1997                               By     ELLEN R. M. BOYER
                                                   ---------------------------
                                                       Ellen R.M. Boyer
                                                 Vice President of Finance and
                                                    Administration and Chief
                                                       Financial Officer
                                                    (Principal Financial and
                                                  Principal Accounting Officer)