Form 10QSB
period 1996-12-31
MULTICOM PUBLISHING INC
filed 1997-02-14
CIK 1014924

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

For the Quarterly Period Ended December 31, 1996

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

  1100 OLIVE WAY, 12TH FLOOR
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


         The number of shares of Common Stock outstanding as of February 13, 1997: 6,415,991.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MULTICOM PUBLISHING, INC.
                            CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
                                                                        DECEMBER  31,       JUNE 30,
                                                                            1996              1996
                                                                         (UNAUDITED)
-------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash                                                               $    326,777      $  3,476,879
     Accounts receivable, net of allowances of $1,063,412                  1,865,431         2,303,591
       and $1,302,439, respectively
     Inventories                                                           1,543,587           940,595
     Other current assets                                                    111,786           198,221
                                                                        ------------      ------------
               Total current assets                                        3,847,581         6,919,286
                                                                        ------------      ------------
     Property and equipment, net                                           1,394,152           937,066
     Software development costs, net of accumulated amortization
       of $214,140 and $164,364, respectively                                318,574           258,686
     Other noncurrent assets                                                 169,097           168,928
                                                                        ------------      ------------
               Total assets                                             $  5,729,404      $  8,283,966
                                                                        ============      ============

Liabilities and Shareholders'  Equity
Current liabilities
     Trade payables                                                     $  1,556,021      $    625,010
     Accrued liabilities                                                   1,294,639         1,211,689
     Accrued royalties                                                        83,354           321,882
     Other deferred compensation                                             137,884           137,450
     Bank borrowings                                                       1,134,000         1,000,000
     Current portion of shareholder debt                                     231,334           317,500
                                                                        ------------      ------------
               Total current liabilities                                   4,437,232         3,613,531
                                                                        ------------      ------------
     Long-term debt, net of current portion and debt discount              2,267,608         2,217,894
     Shareholder debt, net of current portion                                 90,000            93,006
                                                                        ------------      ------------
               Total liabilities                                           6,794,840         5,924,431
                                                                        ------------      ------------
Shareholders' equity (deficit)
     Preferred stock                                                              --                --
     Common Stock                                                         13,821,896        13,797,896
     Notes receivable                                                                          (81,538)
     Unearned royalties                                                   (1,200,852)       (1,335,577)
     Accumulated deficit                                                 (13,686,480)      (10,021,246)
                                                                        ------------      ------------
               Total shareholders' equity (deficit)                       (1,065,436)        2,359,535
                                                                        ------------      ------------
               Total liabilities and shareholders' equity (deficit)     $  5,729,404      $  8,283,966
                                                                        ============      ============

               See accompanying notes to the financial statements

                            MULTICOM PUBLISHING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS       THREE MONTHS          SIX MONTHS       SIX MONTHS
                                         ENDED             ENDED                 ENDED            ENDED
                                     DECEMBER 31,       DECEMBER 31,          DECEMBER 31,     DECEMBER 31,
                                         1996              1995                  1996             1995
                                      (UNAUDITED)       (UNAUDITED)           (UNAUDITED)      (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
Gross sales                           $1,826,562       $ 1,971,222            $ 3,554,479      $ 4,033,644
Returns and allowances                  (977,064)         (257,728)            (1,330,763)      (1,106,007)
                                      -----------      -----------            -----------      -----------
Net sales                                 849,498        1,713,494              2,223,716        2,927,635
Cost of sales                           1,086,610          859,646              1,905,115        1,470,131
                                      -----------      -----------            -----------      -----------
     Gross profit                        (237,112)         853,848                318,601        1,457,504
                                      -----------      -----------            -----------      -----------
Operating expenses
     Research and development             624,104          715,207              1,293,796        1,366,295
     Sales and marketing                  654,228        1,166,592              1,356,415        2,062,587
     General and administrative           463,945          380,720              1,021,644          729,006
                                      -----------      -----------            -----------      -----------
     Total operating expenses           1,742,277        2,262,519              3,671,855        4,157,888
                                      -----------      -----------            -----------      -----------
Loss from operations                   (1,979,389)      (1,408,671)            (3,353,254)      (2,700,384)
Interest expense, net                    (151,243)        (166,070)              (305,924)        (179,826)
                                      -----------      -----------            -----------      -----------
Net loss                              $(2,130,632)     $(1,574,741)           $(3,659,178)     $(2,880,210)
                                      ===========      ===========            ===========      ===========
Net loss per share                    $      (.38)     $      (.31)           $      (.65)     $      (.57)
                                      ===========      ===========            ===========      ===========
Weighted average number of common
shares and common share equivalents
outstanding                             5,614,146        5,059,567            $ 5,613,158      $ 5,059,184
                                      ===========      ===========            ===========      ===========

------------------------------------------------------------------------------------




               See accompanying notes to the financial statements

                            MULTICOM PUBLISHING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS     THREE MONTHS         SIX MONTHS       SIX MONTHS
                                                                   ENDED            ENDED               ENDED            ENDED
                                                               DECEMBER 31,     DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                                   1996             1995                1996             1995
                                                                (UNAUDITED)      (UNAUDITED)         (UNAUDITED)      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                                   $(2,130,632)    $(1,574,741)         $(3,659,178)    $(2,880,210)
     Adjustments to reconcile net loss to net cash used in
     operating activities
          Depreciation                                              115,527          55,535              197,647          98,108
          Amortization of software development costs                 25,315          16,184               49,776          32,753
          Amortization of debt discount                              25,530              --               49,714              --
          Issuance of common stock for interest payable to
          shareholder                                                12,000          75,000               24,304         106,191
          Earned royalties                                           75,697          65,630              134,725         120,185
          Decrease (increase) in accounts receivable, net           274,076         187,507              438,160         (91,322)
          Increase in inventories, net                             (244,761)       (375,188)            (602,992)       (597,690)
          Decrease (increase) in other assets                       117,718          76,432               86,266         (91,568)
          Increase in trade payables                                801,944       1,371,258              931,011       1,123,595
          Increase (decrease) in accrued liabilities                154,884        (334,208)              82,950        (435,788)
          Increase (decrease) in accrued royalties                  (28,773)         49,820             (238,528)         82,024
          Increase in customer deposits                                  --              --                   --          38,350
          Increase (decrease) in other deferred compensation           (103)         (6,285)                 434          62,224
                                                                -----------     -----------          -----------     -----------
     Net cash used in operating activities                         (801,578)       (393,056)          (2,505,711)     (2,433,148)
                                                                -----------     -----------          -----------     -----------
Cash flows from investing activities
         Additions to property and equipment                       (386,034)       (191,824)            (660,789)       (464,099)
         Additions to software development costs                    (59,119)        (66,943)            (109,664)       (123,744)
                                                                -----------     -----------          -----------     -----------
     Net cash used in investing activities                         (445,153)       (258,767)            (770,453)       (587,843)
                                                                -----------     -----------          -----------     -----------
Cash flows from financing activities
         Proceeds from line of credit                               134,000         550,000              134,000         750,000
         Proceeds from notes payable to shareholders                     --              --                   --       2,000,000
         Proceeds from notes receivable from shareholders            81,234                               81,234              --
         Repayment of notes payable to shareholders                 (11,819)        (76,126)             (89,172)        (86,555)
         Repayment of long-term debt                                     --              --                   --          (6,250)
         Exercise of stock options, net of expenses                      --              --                   --             308
                                                                -----------     -----------          -----------     -----------
     Net cash provided by financing activities                      203,415         473,874              126,062       2,657,503
                                                                -----------     -----------          -----------     -----------
Net decrease in cash                                             (1,043,316)       (177,949)          (3,150,102)       (363,488)
Cash, beginning of period                                         1,370,093         418,593            3,476,879         604,132
                                                                -----------     -----------          -----------     -----------
Cash, end of period                                             $   326,777     $   240,644          $   326,777     $   240,644
                                                                ===========     ===========          ===========     ===========

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

(2)      INVENTORIES

     Inventories consist of the following:

                  DECEMBER 31,    JUNE 30,
                     1996           1996
                  -----------     --------
Finished Goods     $  877,616     $464,790
Books                 347,007      300,128
Raw Materials         318,964      175,677
                   ----------     --------
                   $1,543,587     $940,595
                   ==========     ========

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

(4)      ACQUISITION OF LICENSE TO PUBLISH

On October 11, 1996, the Company acquired an exclusive license to publish, distribute and manufacture 11 existing titles and three CD-ROM titles currently in development from HarperCollins Publishers Inc. (HarperCollins) in exchange for $30,000 and the assumption of certain liabilities in amounts not to exceed $240,000. Additionally, the Company acquired the inventories of the existing titles at cost, which was approximately $350,000. If certain inventories are not used on or before March 31, 1998, then the amount may be reduced to $250,000. Royalties will be paid to HarperCollins based upon net sales and Multicom will pay certain nonrefundable advances against these royalties, in an amount not to exceed $250,000. Such advances are payable in installments based upon delivery of the unpublished titles and other items.

(5)   SUBSEQUENT EVENTS

On February 7,1997, the Company issued 697,368 shares of Common Stock in exchange for cash of $1,340,000 and fixed assets of $250,000. The shares were issued pursuant to a Common Stock Purchase Agreement. The selling price of these shares was $2.28 per share, based upon the average closing price on the 20 consecutive trading days immediately preceding the Closing. In conjunction with this transaction, options to purchase 102,500 shares were exercised for prices ranging from $.25 to $1.00.

On February 7, 1997, $750,000 in long-term debt was converted to Series A Preferred Stock. The Series A Preferred Stock is nonvoting, except in instances where changes and/or issuances of Preferred Stock are being considered as well as the sale of the Company or other actions which might impact the rights of the Series A Preferred Shareholders. In such instances, a minimum 51% of the Series A Preferred Stock must vote in favor of the proposals. The Series A Preferred Stock carries annual dividends of $.65 per share, payable monthly. The Series A Preferred Stock is convertible to Common Stock at a price of $2.28 per share, or one share of Series A Preferred Stock for 2.19 shares of Common Stock.

On February 11, 1997, the Company completed an additional conversion of $425,000 in long-term debt in a similar transaction to that outlined in the preceding paragraph. As part of this transaction, the loan agreement on the remaining debt will be amended to include a financial covenant whereby if, at quarter end, shareholders' equity is below $1,000,000 or certain minimum standards are not met, then additional warrants to purchase 15% of the outstanding Common Stock on a fully diluted basis at February 11, 1997, at an exercise price of $.01 per share, will be issued. An extraordinary charge as a result of these debt conversions will be recorded in the quarter ended March 31, 1997.

Included below is a proforma balance sheet as of December 31, 1996 assuming these transactions had been completed on or before December 31, 1996.

                                                  As Stated                                       Proforma
                                                 December 31,                                    December 31,
                                                    1996             Adjustments                   1996
                                                    ----             -----------                   ----
                                                 (unaudited)                                     (unaudited)
Cash                                             $   326,777        $1,386,000 (1)/(2)           $ 1,712,777
Other Current Assets                               3,520,804                                       3,520,804
                                                 -----------        ----------                   -----------
  Total Current Assets                             3,847,581         1,386,000                     5,233,581
Other Assets                                       1,881,823           184,000 (1)/(3)/(4)         2,065,823
                                                 -----------        ----------                   -----------
  Total Assets                                   $ 5,729,404        $1,570,000                   $ 7,299,404
                                                 ===========        ==========                   ===========


Current liabilities                              $ 4,437,232                                     $ 4,437,232
Long-term debt                                     2,267,608        $ (897,000)(3)/(4)             1,370,608
Shareholder Debt, net of current portion              90,000                                          90,000
                                                 -----------        ----------                   -----------
  Total Liabilities                                6,794,840          (897,000)                    5,897,840
                                                 -----------        ----------                   -----------
Total Shareholders' Equity (Deficit)              (1,065,436)        2,467,000 (1)/(2)/(3)/(4)     1,401,564
                                                 -----------        ----------                   -----------
  Total Liabilities and Equity (Deficit)         $ 5,729,404        $1,570,000                   $ 7,299,404
                                                 ===========        ==========                   ===========


(1) Sale of 697,368 shares of Common Stock for $1,590,000, of which $1,340,000 was received in cash and $250,000 in fixed assets.
(2) Exercise of options to purchase 102,500 shares of Common Stock at exercise prices ranging from $.25 to $1.00. Proceeds from the exercise were $46,000.
(3) Conversion of $750,000 of Long-Term Debt to Equity, net of debt discount and debt issue costs on February 7, 1997.
(4) Conversion of $425,000 of Long-Term Debt to Equity, net of debt discount and debt issue costs on February 11, 1997.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

General

During the quarter ended December 31, 1996, the Company released five new titles. Additionally, in October 1996 Multicom acquired the rights to 11 existing titles from HarperCollins, thereby increasing the total number of multimedia titles it sells and markets to 47. Multicom is launching a program for four different types of packaging (form factors). These types of packaging are: (i) book bundles, a book and jewel case in a laminate cardboard package;
(ii) book with CD, a book sold with a CD-ROM in a plastic sleeve inside the cover; (iii) retail box, standard software packaging of a CD-ROM in a box; and
(iv) jewel case, a CD-ROM in a plastic container, similar to music CDs. The variety of products as well as form factors is expected to continue to assist the Company in gaining entrance into a variety of mass consumer channels.

The Company also generates revenue through its custom publishing activities, which provides Internet development and interactive advertising development for major corporations.

Results of Operations - Three Months Ended December 31, 1996 and 1995

Sales. Gross sales for the quarter ended December 31, 1996 decreased 7% over the quarter ended December 31, 1995. While gross sales to distributors increased approximately 30%, revenues related to custom publishing and OEM activities decreased substantially. Net sales for the quarter ended December 31, 1996 decreased 50% over the quarter ended December 31, 1995. This is primarily a result of a $977,000 reserve for product returns and allowances being recorded in the quarter ended December 31, 1996.

Allowances for product returns and allowances were 60% and 18% of gross distributor sales in the quarters ended December 31, 1996 and 1995, respectively. The Company's decision to reduce pricing on certain form factors of products, sales of certain holiday products not being as high as expected, increased competition, the seasonal slowness experienced in the market during the summer months and a general slowness of the traditional software distribution channels continued to impact product returns in the December 1996 quarter.

Cost of sales. The Company's gross profit as a percentage of net sales decreased to (7)% in the quarter ended December 31, 1996 from 50% in the quarter ended December 31, 1995. While the allowance for product returns and allowances had a significant impact on these results, a decline in gross margin also resulted from the lower pricing being offered on holiday products and certain book bundles. At the end of 1996, Multicom released products in two new form factors, the standalone jewel case and a "book with CD". Both of these form factors have a lower cost of goods. Additionally, with the revised pricing, increased emphasis is being placed on retail boxed product, as compared to the book bundle, which has traditionally had the highest percentage of sales, yet carries the highest costs. With the increased focus on retail box and jewel case product, the Company expects margins to improve. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.


Research and Development. Research and development costs decreased by $91,000 for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. At the same time, the Company released five titles in the quarter ended December 31, 1996, compared to two titles in the quarter ended December 31, 1995, largely due to the reuse of existing software engines. In the quarters ended December 31, 1996 and 1995, $59,000 and $55,000 of software development costs were capitalized, respectively.

Sales and Marketing. Sales and marketing expenses decreased $512,000 or 44% for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. The reduction in expenses was primarily a result of reduced advertising of products and a reduction in commissions and bonuses earned. As a percentage of net sales, sales and marketing expenses were 77% and 68% for the quarters ended December 31, 1996 and 1995, respectively, with the increase primarily a result of lower net sales. The Company expects that sales and marketing expenditures will decrease as a percentage of net sales in the future. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

General and Administrative. For the quarter ended December 31, 1996 compared to the same quarter a year ago, general and administrative expenses increased $83,000, primarily as a result of the growth of the Company.

Results of Operations - Six Months Ended December 31, 1996 and 1995

Sales. Gross sales for the six months ended December 31, 1996 decreased 12% over the six months ended December 31, 1995. While gross sales to distributors remained the same, revenues related to custom publishing decreased by 28% and OEM revenues decreased substantially. Net sales for the quarter ended December 31, 1996 decreased 24% over the six months ended December 31, 1995. This is primarily a result of the recorded reserves for product returns and allowances.

Allowances for product returns and allowances were 45% and 37% of gross distributor sales in the six months ended December 31, 1996 and 1995, respectively. Increased competition, the seasonal slowness experienced in the market during the summer months and a general slowness of the traditional software distribution channels continued to impact product returns, as well as the Company's decision to reduce pricing on certain form factors of products and sales of certain holiday products not being as high as expected.

On January 9, 1997, the Company implemented an operations restructuring plan. Through the 28% reduction in personnel and other expense reductions, planned overall operating expenses for the remainder of fiscal 1997 were reduced by approximately 35%. The Company has retained development teams with expertise in DVD-ROM, Custom Publishing and Internet development, as well as placing an increased focus on the sales and marketing efforts and expansion into other consumer channels.

During the past three quarters, the industry has experienced general difficulties in the sale of multimedia products in the retail software channel. The Company is supporting its expanded line with aggressive marketing to other channels and through price reductions. The Company believes that these mass consumer channels may provide a significant revenue stream for its CD-ROM business in the future. The impact that the market trends and the Company's actions may have on Multicom's operations cannot be fully measured at this time.

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

     None.


ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     At December 31, 1996, the Company was in default of one financial covenant in connection with its Borrowing under Line of Credit. The bank has agreed to forbear from exercising its rights. See discussion under the caption "Liquidity and Capital Resources" above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The shareholders of the Company voted on the following matters at the

Cost of sales. The Company's gross profit as a percentage of net sales decreased to 14% in the six months ended December 31, 1996 from 50% in the six months ended December 31, 1995. While the allowance for product returns and allowances had a significant impact on these results, a decline in gross margin also resulted from the lower pricing being offered on holiday products and certain book bundles.

Research and Development. Research and development costs decreased by $72,000 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. At the same time, the Company released eleven titles in the six months ended December 31, 1996, compared to four titles in the six months ended December 31, 1995, largely due to the reuse of existing software engines. In the six months ended December 31, 1996 and 1995, $110,000 and $124,000 of software development costs were capitalized, respectively.

Sales and Marketing. Sales and marketing expenses decreased $706,000 or 34% for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. The reduction in expenses was primarily a result of reduced advertising and promotions of products, as well as a reduction in public relations activities and in commissions and bonuses earned. As a percentage of net sales, sales and marketing expenses were 61% and 70% for the six months ended December 31, 1996 and 1995, respectively, with the increase primarily a result of the lower net sales. The Company expects that sales and marketing expenditures will continue to decrease as a percentage of net sales. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

General and Administrative. For the six months ended December 31, 1996 compared to the same period a year ago, general and administrative expenses increased $293,000, primarily as a result of the growth of the Company and bad debt reserves of approximately $150,000 incurred in connection with certain distributor receivables.

Liquidity and Capital Resources

The Company's cash balances decreased by $1,000,000 from September 30, 1996 to December 31, 1996. This was primarily a result of the loss from operations, increased inventory levels and additions of property and equipment.

At December 31, 1996, the Company had a working capital deficit of $590,000 and had long-term debt of $2,358,000 outstanding. The Company has a credit facility for $2,000,000 available under a revolving line of credit, with advances available up to 75% of eligible accounts receivable. The credit facility is secured by all the assets of the Company and bears interest at prime plus 3/4%. At December 31, 1996, the Company had drawn $1,134,000 against this line of credit. This credit facility expires on July 5, 1997 and requires compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restricts the Company's ability to pay dividends. At December 31, 1996, the Company was not in compliance with certain of its financial covenants; however, the bank has agreed to forbear from exercising its rights under its Loan and Security Agreement with the Company through March 31, 1997. As discussed in Note 5 to the condensed financial statements above, certain debt was converted and additional Common Stock was sold, thereby improving the debt to equity ratio and the cash position of the Company.

As described in Note 4 to the condensed financial statements above, the Company acquired rights to certain titles from HarperCollins. Payment for this transaction will be made in cash over several quarters. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

Outlook and Risks

The Company's future operating results and many of the forward looking statements contained in this document are dependent upon a number of factors, including the Company's ability to effectively manage the operational restructuring discussed below, to expand successfully into new markets, to address the impact of the Internet, to incorporate the HarperCollins titles into its sales mix, and to enhance its titles to take advantage of the new DVD technology.

Annual Meeting of Shareholders of the Company held on November 21, 1996.

     (a) Election of five Directors to hold one year terms:

             Name                         Votes For            Votes Against
             ----                         ---------            -------------
             Tamara L. Attard             3,767,192            4,200

             Paul G. Attard               3,767,192            4,200

             Larry D. Hartsook            3,767,192            4,200

             William H. Luden III         3,767,192            4,200

             Henrik N. Vanderlip          3,767,192            4,200

     (b) Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants.

                  Votes For       Votes Against           Abstentions
                  ---------       -------------           -----------
                  3,770,392           200                     800

ITEM 5.  OTHER MATTERS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-B.


        Exhibit
        Number    Exhibit
        ------    -------


         3.1* Amended and Restated Articles of Incorporation of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit
                  3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-4704-LA) (the "Registration Statement on Form SB-2).

         3.2* Restated Bylaws of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2.

         4.1* Form of Certificate for Common Stock, filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2.

         11.1     Calculation of Earnings Per Share.

         27       Financial Data Schedule.


     *Incorporated by reference.


     (b) Reports on Form 8-K during the second quarter:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MULTICOM PUBLISHING, INC.
                                                        (Registrant)


Date:  February 14, 1997                     By    /s/ TAMARA L. ATTARD
                                                --------------------------------
                                                       Tamara L. Attard
                                                 Chief Executive Officer and
                                                     Chairman of the Board
                                                (Principal Executive Officer)



Date:  February 14, 1997                     By    /s/  ELLEN R.M. BOYER
                                                --------------------------------
                                                        Ellen R.M. Boyer
                                                 Vice President of Finance and
                                                    Administration and Chief
                                                       Financial Officer
                                                  (Principal Financial and
                                                 Principal Accounting Officer)