Form 10QSB
period 1997-03-31
MULTICOM PUBLISHING INC
filed 1997-05-15
CIK 1014924

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

    1100 OLIVE WAY, TWELFTH FLOOR
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


                          Yes [X]      No [ ]



        The number of shares of Common Stock outstanding as of May 14, 1997:
6,539,140.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MULTICOM PUBLISHING, INC.
                            CONDENSED BALANCE SHEETS

                                                                          MARCH 31, 1997         JUNE 30,
                                                                            (UNAUDITED)            1996
                                                                         ------------------  ---------------
ASSETS
Current assets
     Cash                                                                          $49,362      $ 3,476,879
     Accounts receivable, net of allowances of
       $1,052,170 and $1,302,439, respectively                                   3,390,592        2,303,591
     Note receivable                                                               400,000               --
     Inventories                                                                 1,486,475          940,595
     Other current assets                                                          193,143          198,221
                                                                         ------------------ ----------------
               Total current assets                                              5,519,572        6,919,286
                                                                         ------------------ ----------------
     Property and equipment, net                                                 1,721,445          937,066
     Software development costs, net of accumulated
       amortization of $394,213 and $164,364, respectively                         550,993          258,686
     Other noncurrent assets                                                        96,817          168,928
                                                                         ------------------ ----------------
               Total assets                                                    $ 7,888,827      $ 8,283,966
                                                                         ================== ================

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
     Trade payables                                                             $1,389,983         $625,010
     Accrued liabilities                                                         1,434,658        1,211,689
     Accrued royalties, net of prepayments                                         (6,631)          321,882
     Other deferred compensation                                                   112,217          137,450
     Bank borrowings                                                             1,629,000        1,000,000
     Current portion of shareholder debt                                           210,000          317,500
                                                                         ------------------ ----------------
               Total current liabilities                                         4,769,227        3,613,531
                                                                         ------------------ ----------------
Long-term debt, net of current portion and debt discount                         1,396,001        2,217,894
Shareholder debt, net of current portion                                            39,316           93,006
                                                                         ------------------ ----------------
               Total liabilities                                                 6,204,544        5,924,431
                                                                         ------------------ ----------------
Shareholders' equity
     Preferred stock
         Series A                                                                1,175,000               --
         Series B                                                                  350,000               --
     Common Stock                                                               15,560,211       13,797,896
     Notes receivable                                                                   --         (81,538)
     Unearned royalties                                                        (1,058,101)      (1,335,577)
     Accumulated deficit                                                      (14,342,827)     (10,021,246)
                                                                         ------------------ ----------------
               Total shareholders' equity                                        1,684,283        2,359,535
                                                                         ------------------ ----------------
               Total liabilities and shareholders' equity                      $ 7,888,827      $ 8,283,966
                                                                         ================== ================

               See accompanying notes to the financial statements

                            MULTICOM PUBLISHING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS       THREE MONTHS
                                                               ENDED             ENDED           NINE MONTHS
                                                             MARCH 31,         MARCH 31,            ENDED          NINE MONTHS
                                                               1997               1996          MARCH 31, 1997        ENDED
                                                            (UNAUDITED)       (UNAUDITED)        (UNAUDITED)      MARCH 31,1996
                                                           ------------       -----------       ------------       -----------
Gross sales                                                  $3,005,239       $ 2,811,942         $6,559,718       $ 6,845,586
Returns and allowances                                        (577,063)         (254,715)        (1,907,826)       (1,360,724)
                                                           ------------       -----------       ------------       -----------
Net sales                                                     2,428,176         2,557,227          4,651,892         5,484,862
Cost of sales                                                 1,386,440         1,111,408          3,291,555         2,581,539
                                                           ------------       -----------       ------------       -----------
     Gross profit                                             1,041,736         1,445,819          1,360,337         2,903,323
                                                           ------------       -----------       ------------       -----------
Operating expenses
     Research and development                                   255,609           396,864          1,549,405         1,763,159
     Sales and marketing                                        570,511           493,479          1,926,926         2,556,066
     General and administrative                                 394,257           355,115          1,415,901         1,084,121
                                                           ------------       -----------       ------------       -----------
     Total operating expenses                                1,220,377          1,245,458         4,892,232          5,403,346
                                                           ------------       -----------       ------------       -----------
Income (loss) from operations                                 (178,641)           200,361        (3,531,895)       (2,500,023)
Interest expense, net                                         (125,233)         (128,371)          (431,157)         (308,197)
                                                           ------------       -----------       ------------       -----------
Income (loss) before extraordinary item                       (303,874)            71,990        (3,963,052)       (2,808,220)
Extraordinary item, net of tax                                (352,473)                --          (352,473)                --
                                                           ------------       -----------       ------------       -----------
Net income (loss)                                            $(656,347)           $71,990       $(4,315,525)      $(2,808,220)
                                                           ============       ===========       ============       ===========
Income (loss) per share before extraordinary item
                                                                $ (.05)             $ .01            $ (.69)           $ (.55)
                                                           ============       ===========       ============       ===========
Net income (loss) per share                                     $ (.11)             $ .01            $ (.75)           $ (.55)
                                                           ============       ===========       ============       ===========
Weighted average number of common shares and common
  share equivalents outstanding                               6,084,000         7,199,000          5,768,000         5,145,000
                                                           ============       ===========       ============       ===========

               See accompanying notes to the financial statements

                            MULTICOM PUBLISHING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS
                                                                      ENDED          THREE MONTHS       NINE MONTHS      NINE MONTHS
                                                                     MARCH 31,          ENDED              ENDED           ENDED
                                                                       1997         MARCH 31, 1996    MARCH 31, 1997     MARCH 31,
                                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)         1996
                                                                   -----------       -----------        -----------     -----------
Cash flows from operating activities
     Net income (loss)                                             $ (656,347)          $ 71,990      $ (4,315,525)   $ (2,808,220)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities
          Extraordinary item                                           352,473                              352,473
          Depreciation                                                 154,633            72,518            352,280         174,358
          Amortization of software development costs                    16,878            23,175             66,654          52,198
          Amortization of debt discount                                 23,200                --             72,914              --
          Issuance of common stock for interest payable to               4,562            73,490             28,866         178,502
            shareholder
          Earned royalties                                             142,751            88,269            277,476         208,454
          Increase in accounts receivable, net                     (2,295,161)         (685,607)        (1,857,001)     (1,989,071)
          Decrease (increase) in inventories, net                       57,112            86,235          (545,880)       (511,455)
          Decrease (increase) in other assets                         (81,357)          (29,055)              4,909       (120,625)
          Increase (decrease) in trade payables                      (166,038)         (277,142)            764,973       (945,571)
          Increase (decrease) in accrued liabilities                   860,019       (1,459,551)            942,969         630,258
          Increase (decrease) in accrued royalties                    (89,985)            66,187          (328,513)         148,211
          Increase (decrease) in other deferred compensation          (25,667)          (44,607)           (25,233)          17,617
          Increase in customer advances                                     --                --                 --          52,500
                                                                   -----------       -----------        -----------     -----------
     Net cash used in operating activities                         (1,702,927)       (2,014,098)        (4,208,638)     (4,912,844)
                                                                   -----------       -----------        -----------     -----------
Cash flows from investing activities
         Additions to property and equipment                         (112,926)          (32,972)          (773,715)       (509,332)
         Additions to software development costs                     (249,297)          (33,725)          (358,961)       (145,181)
                                                                   -----------       -----------        -----------     -----------
     Net cash used in investing activities                           (362,223)          (66,697)        (1,132,676)       (654,513)
                                                                   -----------       -----------        -----------     -----------
Cash flows from financing activities
         Proceeds from bank borrowings                                 495,000           217,692            629,000         990,000
         Proceeds from notes receivable from shareholders                   --                --             81,234              --
         Proceeds from issuance of long-term debt and warrants              --         3,000,000                 --       3,000,000
         Sale of common stock                                        1,340,005                --          1,340,005              --
         Payment of dividends                                         (21,708)                --           (21,708)              --
         Cash paid for debt issue costs                                     --         (150,018)                 --       (150,018)
         Proceeds from notes payable to shareholders                        --                --                 --       2,484,516
         Repayment of notes payable to shareholders                   (72,018)          (76,527)          (161,190)       (181,719)
         Repayment of bank borrowings                                       --       (1,000,000)                 --     (1,022,308)
         Repayment of long-term debt                                        --                --                 --         (6,250)
         Exercise of stock options, net of expenses                     46,456                --             46,456              --
                                                                   -----------       -----------        -----------     -----------
     Net cash provided by financing activities                       1,787,735         1,991,147          1,913,797       5,114,221
                                                                   -----------       -----------        -----------     -----------
Net decrease in cash                                                 (277,415)          (89,648)        (3,427,517)       (453,136)
Cash, beginning of period                                              326,777           240,644          3,476,879         604,132
                                                                   -----------       -----------        -----------     -----------
Cash, end of period                                                    $49,362         $ 150,996            $49,362        $150,996
                                                                   ===========       ===========        ===========     ===========

o               See accompanying notes to the financial statements

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

(2)     INVENTORIES

Inventories consist of the following:

                                  MARCH 31, 1997            JUNE 30, 1996
                                  --------------            -------------
        Finished Goods              $  702,648              $   464,790
        Books                          357,901                  300,128
        Raw Materials                  425,926                  175,677
                                    ----------              -----------
                                    $1,486,475              $   940,595
                                    ==========              ===========


(3)     NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, after applying the treasury stock method. For periods in which the Company reports a net loss, common stock equivalents do not include stock options and warrants as their effect would be anti-dilutive. For the period prior to the effective date of the Company's initial public offering of Common Stock, common stock equivalents include the impact of the issuance of options and warrants granted within one year of the initial public offering, at exercise prices less than the initial public offering price, whether or not the effect is anti-dilutive.

(4)   ACQUISITION OF LICENSE TO PUBLISH

On October 11, 1996, the Company acquired an exclusive license to publish, distribute and manufacture 11 existing titles and three CD-ROM titles currently in development from HarperCollins Publishers Inc. (HarperCollins) in exchange for $30,000 and the assumption of certain liabilities in amounts not to exceed $240,000. Additionally, the Company acquired the inventories of the existing titles at cost, which was approximately $350,000. If certain inventories are not used on or before March 31, 1998, then the amount may be reduced to $250,000. Royalties will be paid to HarperCollins based upon net sales and Multicom will pay certain nonrefundable advances against these royalties, in an amount not to exceed $200,000. Such advances are payable in instalments based upon delivery of the unpublished titles and other items.

(5)   EQUITY TRANSACTIONS

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

On February 7, 1997, $750,000 in long-term debt was converted to Series A Preferred Stock. The Series A Preferred Stock is nonvoting, except in instances where changes and/or issuances of Preferred Stock are being considered as well as the sale of the Company or other actions which might impact the rights of the Series A Preferred Shareholders. In such instances, a minimum 51% of the Series A Preferred Stock must vote in favor of the proposals. The Series A Preferred Stock carries annual cash dividends of $.65 per share, payable monthly. The Series A Preferred Stock is convertible to Common Stock at a price of $2.28 per share, or one share of Series A Preferred Stock for 2.19 shares of Common Stock.

On February 11, 1997, the Company completed an additional conversion of $425,000 in long-term debt in a similar transaction to that outlined in the preceding paragraph. As part of this transaction, the loan agreement on the remaining debt was amended to include a financial covenant whereby if, at quarter end, shareholders' equity is below $1,000,000 or certain minimum standards are not met, then additional warrants to purchase 15% of the outstanding Common Stock on a fully diluted basis at February 11, 1997, at an exercise price of $.01 per share, will be issued. Until the issuance of these warrants becomes probable, the financial statements do not include any adjustment for the potential value of these warrants.

On March 31, 1997, the Company issued 400 shares of Series B Preferred Stock. The Series B Preferred Stock is nonvoting, except in instances where changes and/or issuances of Preferred Stock are being considered as well as the sale of the Company or other actions which might impact the rights of the Series B Preferred Shareholders. The Series B Preferred Stock is convertible to Common Stock at the lesser of the price of the Common Stock as of the date of the closing, $1.125, or 75% of the last ten days closing bid price prior to the conversion date. Payment for these shares was received subsequent to March 31, 1997 and, thus, a current note receivable has been recorded at March 31, 1997. In connection with this transaction, the Company expects to issue warrants to purchase up to 400,000 shares of Common Stock at an exercise price of $1.125 per share.

On March 31, 1997, the Company issued 106,667 shares of Common Stock in connection with the acquisition of certain equipment. These shares were issued at a value of $120,000, based upon the closing price of the stock on the date of issuance.


(6)   EXTRAORDINARY ITEM

In connection with the conversion of long-term debt to Series A Preferred Stock discussed in Note 5 above, the Company recorded an extraordinary loss on the extinguishment of debt. This extraordinary loss was determined based upon the difference between the estimated fair market value of the Preferred Stock and the carrying value of the converted debt at the time of the conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

General

During the quarter ended March 31, 1997, the Company released one new title and launched a new series of product offerings, or "suites," which include multiple titles. Not only did this allow the Company to expand its product offerings, but it continued to emphasize the strategy of selling brand name, high-quality titles at low prices. Additionally, the Company continued its expansion of product marketing into the mass consumer channels. During the quarter ended March 31, 1997, the Company pioneered the first multiplay DVD disc, which runs on DVD players and DVD-ROM computers, with the release of Warren Miller's Ski World. This was the first in a series of DVD product offerings. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

The Company also generates revenue through its custom publishing activities, which provides Internet, website development and interactive advertising development for major corporations.



Results of Operations - Three Months Ended March 31, 1997 and 1996


Sales. Gross sales for the quarter ended March 31, 1997 increased 7% over the quarter ended March 31, 1996. While gross sales to distribution increased approximately 25%, revenues related to custom publishing and OEM activities decreased substantially. Net sales for the quarter ended March 31, 1997 decreased 5% over the quarter ended March 31, 1996. This is primarily a result of a decrease in revenues other than from the sale of products into distribution.

Allowances for product returns and allowances were 22% and 12% of gross distributor sales in the quarters ended March 31, 1997 and 1996, respectively. The Company's decision to reduce pricing on certain form factors of products (i.e. book bundles, retail boxes, jewel cases), sales of certain holiday products not being as high as expected, increased competition, the seasonal slowness experienced in the market during the past months and a general slowness of the traditional software distribution channels continued to impact product returns in the March 1997 quarter.

Cost of sales. The Company's gross profit as a percentage of net sales decreased to 43% in the quarter ended March 31, 1997 from 57% in the quarter ended March 31, 1996. While the allowance for product returns and allowances had a significant impact on these results, a decline in gross margin also resulted from the lower pricing being offered on holiday products and certain book bundles and fewer OEM and custom publishing transactions which typically carry higher margins. With the increased focus on the sale of higher margin products such as retail boxes and jewel cases and expansion of its efforts as they relate to OEM and custom publishing transactions, the Company expects margins to improve. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.


Research and Development. Research and development costs decreased by $141,000 for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. In the quarters ended March 31, 1997 and 1996, $249,000 and $34,000, respectively, of software development costs were capitalized. The increase is largely due to the expanded efforts in DVD development.

Sales and Marketing. Sales and marketing expenses increased $77,000 or 16% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase was primarily a result of expanded in-store promotions to more directly target consumers. As a percentage of net sales, sales and marketing expenses were 23% and 19% for the quarters ended March 31, 1997 and 1996, respectively, with the increase primarily a result of lower net sales. The Company expects that sales and marketing expenditures will decrease as a percentage of net sales. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.


General and Administrative. For the quarter ended March 31, 1997 compared to the same quarter a year ago, general and administrative expenses increased $39,000.


Results of Operations - Nine Months Ended March 31, 1997 and 1996

Sales. Gross sales for the nine months ended March 31, 1997 decreased 4% over the nine months ended March 31, 1996. Gross sales to distributors increased 10% due to the expanded marketing efforts and sales into mass merchant channels, yet revenues related to custom publishing decreased by 29% and OEM revenues decreased substantially. Net sales for the nine months ended March 31, 1997 decreased 15% over the nine months ended March 31, 1996. This is primarily a result of the recorded allowances for product returns and allowances.

Allowances for product returns and allowances were 27% and 34% of gross distributor sales in the nine months ended March 31, 1997 and 1996, respectively. Increased competition, the seasonal slowness experienced in the market during the past months and a general slowness of the traditional software distribution channels continued to impact product returns, as well as the Company's decision to reduce pricing on certain form factors of products and sales of certain holiday products not being as high as expected. Fiscal 1996 allowances were impacted by the termination of a distribution agreement with Electronic Arts.

Cost of sales. The Company's gross profit as a percentage of net sales decreased to 29% in the nine months ended March 31, 1997 from 53% in the nine months ended March 31, 1996. While the allowance for product returns and allowances had a significant impact on these results, a decline in gross margin also resulted from the lower pricing being offered on holiday products and certain book bundles as well as reduced custom publishing and OEM revenues which typically carry higher margins.

Research and Development. Research and development costs decreased by $214,000 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. At the same time, the Company released twelve titles in the nine months ended March 31, 1997, compared to ten titles in the nine months ended March 31, 1996, largely due to the reuse of existing software engines. In the nine months ended March 31, 1997 and 1996, $358,000 and $145,000 of software development costs were capitalized, respectively.


Sales and Marketing. Sales and marketing expenses decreased $629,000 or 25% for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. The reduction in expenses was primarily a result of reduced advertising and promotions of products, as well as a reduction in public relations activities and in commissions and bonuses earned. As a percentage of net sales, sales and marketing expenses were 41% and 47% for the nine months ended March 31, 1997 and 1996, respectively, with the decrease primarily a result of lower expenses. The Company expects that sales and marketing expenditures will continue to decrease as a percentage of net sales. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.


General and Administrative. For the nine months ended March 31, 1997 compared to the same period a year ago, general and administrative expenses increased $332,000, primarily as a result of the growth of the Company, bad debt reserves of approximately $150,000 incurred in connection with certain distributor receivables, and the cost of having its shares publicly traded.



Liquidity and Capital Resources

The Company's cash balances decreased by $277,000 from December 31, 1996 to March 31, 1997. This was primarily a result of the loss from operations and increased accounts receivable levels due to high quarter-end sales volumes.

At March 31, 1997, the Company had working capital of $750,000 and had long-term debt of $1,396,000 outstanding. At March 31, 1997, the Company had drawn $1,629,000 against its bank line of credit. This bank credit facility is secured by all the assets of the Company and bears interest at prime plus 3%. This credit facility expires on July 5, 1997 and requires compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restricts the Company's ability to pay dividends. At March 31, 1997, the Company was not in compliance with certain of its financial covenants. The bank has indicated that it intends to forbear in connection with these defaults.

During the quarter ended March 31, 1997, the Company converted $1,175,000 of long term debt to equity. Additionally, it sold restricted shares of Common Stock at $2.28 per share for $1,300,000 in cash. The purchasers included primarily the founders and directors of the Company.

As described in Note 4 to the condensed financial statements above, the Company acquired rights to certain titles from HarperCollins. Payment for this transaction will be made in cash, over several quarters. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.


Outlook and Risks

The Company's future operating results and many of the forward-looking statements contained in this document are dependent upon a number of factors, including the Company's ability to effectively manage the restructuring discussed below, to obtain a new credit facility, to expand successfully into new markets, to address the impact of the Internet, and to convert its titles to DVD technology.


On January 9, 1997, the Company implemented a restructuring plan for the Company. Through the reduction in personnel and other expenses, planned overall operating expenses for the remainder of fiscal 1997 were reduced by approximately 35%. The Company has maintained personnel to assist in the conversion of its titles to DVD technology, as well as other platforms, and to continue development of new titles, but at a lower volume. This is consistent with the increased focus of the Company on the sales and marketing efforts and expansion into other consumer channels.

The Company is currently in the process of identifying an alternate credit facility which would provide increased financing. The Company believes that this additional cash availability is critical to ongoing operations.

During the past year, the industry has experienced a general slowing in the sale of lifestyle multimedia products in the retail software channel. The Company is supporting its expanded line with aggressive marketing to other channels and through price reductions. The Company believes that these alternate channels may provide a significant revenue stream for its CD-ROM business in the future. The impact that the market trends and the Company's actions may have on Multicom's operations cannot be fully measured at this time.

A key challenge to the Company's continued growth is selling increased unit volumes of CD-ROMs at competitive prices. There is a significant amount of competition in the lifestyle arena and the Company's success is dependent upon continued demand for existing products, timeliness to market with new products and its ability to meet the pricing and functionality requirements of the consumer.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 2.  CHANGES IN SECURITIES.

         (c) 1. On February 7, 1997, pursuant to a Common Stock Purchase Agreement among the Company and various officers and directors of the Company and affiliated individuals or individuals with which the Company has a business relationship, all of whom are accredited investors as defined in Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold an aggregate of 697,368 shares of Common Stock for $1,590,682 of which 109,649 shares were issued in exchange for a software accounting system valued at $250,000 and the remainder were issued for cash. The shares sold in this transaction have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The selling price of these shares was $2.28 per share, based upon the average closing price of the Company's stock as reported by the Nasdaq SmallCap Market for the 20 consecutive trading days immediately preceding the purchase date.

            2. On February 7, 1997, the Company converted $750,000 in long-term debt held by Sirrom Investments, Inc., which is an accredited investor as defined in Regulation D, to 150,000 shares of Series A Preferred Stock. The Series A Preferred Stock carries annual cash dividends of $.65 per share, payable monthly. The Series A Preferred Stock is convertible to Common Stock at a price of $2.28 per share, or one share of Series A Preferred Stock for 2.19 shares of Common Stock. The shares issued to Sirrom Investments, Inc., have not been registered with the Securities and Exchange Commission and carry a restrictive legend.

           3. On February 11, 1997, the Company converted an additional $425,000 in long-term debt held by Sirrom Investments, Inc., which is an accredited investor as defined in Regulation D, to 85,000 shares of Series A Preferred Stock. The Series A Preferred Stock carries annual cash dividends of $.65 per share, payable monthly. The Series A Preferred Stock is convertible to Common Stock at a price of $2.28 per share, or one share of Series A Preferred Stock for 2.19 shares of Common Stock. The shares issued to Sirrom Investments, Inc., have not been registered with the Securities and Exchange Commission and carry a restrictive legend. In connection with this transaction, the loan agreement on the remaining debt was amended to include a financial covenant whereby Sirrom Investments, Inc., will be issued warrants to purchase 15% of the outstanding Common Stock on a fully diluted basis at February 11, 1997, at an exercise price of $.01, upon breach of the covenant.

              4. On March 31, 1997, the Company issued 106,667 shares of Common Stock to Sonic Solutions which is an accredited investor as defined in Regulation D to the best knowledge of the Company. The shares issued to Sonic Solutions have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Common Shares are valued at a price per share equal to the closing price of Multicom's Common Shares on Thursday, March 27, 1997, or $1.125. The Common Shares were issued to Sonic Solutions in connection with the acquisition of DVD equipment.

              5. On March 31, 1997, pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and GEM Management Limited, which is an accredited investor as defined in Regulation D to the best knowledge of the Company, the Company issued 300 shares of Series B Convertible Preferred Stock at a price per share of $1,000. The shares sold in this transaction have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to Common Stock at the lesser of the price of the Common Stock as of the date of the closing, $1.125, or 75% of the last ten days closing bid price prior to the conversion date. The Parties have entered into a Registration Rights Agreement of the same date providing for the registration of the Common Stock prior to June 30, 1997.

              6. On March 31, 1997, pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and Vitaloon Inc., which is an accredited investor as defined in Regulation D to the best knowledge of the Company, the Company issued 100 shares of Series B Convertible Preferred Stock at a price per share of $1,000. The shares sold in this transaction have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to Common Stock at the lesser of the price of the Common Stock as of the date of the closing, $1.125, or 75% of the last ten days closing bid price prior to the conversion date. The Parties have entered into a Registration Rights Agreement of the same date providing for the registration of the Common Stock prior to June 30, 1997.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At March 31, 1997, the Company was in default of certain of its financial covenants in connection with its borrowing under its bank line of credit. The bank has indicated that it will forbear this default.


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

                  3.3 Amendment to Amended and Restated Articles of Incorporation of Multicom Publishing, Inc., a Washington corporation, dated February 7, 1997.

                  3.4 Amendment to Amended and Restated Articles of Incorporation of Multicom Publishing Inc., a Washington corporation dated February 11, 1997.

                  3.5 Amendment to Amended and Restated Articles of Incorporation of Multicom Publishing, Inc., a Washington corporation, dated March 31, 1997.

                  4.1*     Form of Certificate for Common Stock, filed as
                           Exhibit 4.1 to the Company's Registration Statement on Form SB-2.

                  4.2 Registration Rights Agreement dated as of March 31, 1997 between Multicom Publishing, Inc. and Vitaloon, Inc.

                  4.3 Registration Rights Agreement dated as of March 31, 1997, between Multicom Publishing, Inc. and GEM Management Ltd.

                  4.4 Letter Agreement dated March 31, 1997, between Multicom Publishing, Inc. and Sonic Solutions.

                  10.1 Common Stock Purchase Agreement dated February 7, 1997, among Multicom Publishing, Inc., Tamara L. and Paul G. Attard; Friar, Harper & Arndt LLP; Peter Hairston, Jr.; Meredith Corporation; and Henrik N. Vanderlip.

                  10.2 First Amendment to loan Agreement and Loan Documents dated February 7, 1997, between Multicom Publishing, Inc. and Sirrom Investments, Inc., with Amended and

                           Restated Secured Promissory Note payable to Sirrom Investments, Inc.

                  10.3 Series A Preferred Stock Securities Purchase Agreement dated February 7, 1997, between Multicom Publishing, Inc. and Sirrom Investments, Inc.

                  10.4 Second Amendment to Loan Agreement and Loan Documents dated February 11, 1997, between Multicom Publishing, Inc. and Sirrom Investments, Inc., with Second Amended and Restated Secured Promissory Note Payable to Sirrom Investments, Inc. and Stock Purchase Warrant to Sirrom Investments, Inc.

                  10.5 Series A Preferred Stock Securities Purchase Agreement (II) dated February 11, 1997, between Multicom Publishing, Inc. and Sirrom Investments, Inc.

                  10.6 Convertible Preferred Stock Purchase Agreement dated as of March 31, 1997, between Multicom Publishing, Inc. and Vitaloon, Inc.

                  10.7 Convertible Preferred Stock Purchase Agreement dated as of March 31 1997, between Multicom Publishing, Inc. and GEM Management Ltd.


                  11.1     Calculation of Earnings Per Share.

                  27       Financial Data Schedule.

----------
  *Incorporated by reference.


  (b) Reports on Form 8-K during the third quarter: Two reports on Form 8-K were filed during the third quarter. The first report was filed on February 7, 1997. It describes the issuance of shares pursuant to a Common Stock Purchase Agreement and the conversion of long-term debt to Series A Preferred Stock and contains a proforma balance sheet as of March 31, 1996. The second report was filed on February 11, 1997 and describes the conversion of additional long-term debt to Series A Preferred Stock. The second report contains a proforma balance sheet as of January 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MULTICOM PUBLISHING, INC.
                                       (Registrant)


Date:  May 15, 1997              By /s/ TAMARA L. ATTARD
                                   -------------------------------
                                        Tamara L. Attard
                                   Chief Executive Officer and
                                      Chairman of the Board
                                  (Principal Executive Officer)



Date:  May 15, 1997              By  /s/ ELLEN R.M. BOYER
                                   -------------------------------
                                         Ellen R.M. Boyer
                                   Vice President of Finance and
                                      Administration and Chief
                                        Financial Officer
                                    (Principal Financial and
                                   Principal Accounting Officer)