Form 10KSB
period 1997-06-30
MULTICOM PUBLISHING INC
filed 1997-10-14
CIK 1014924

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11857

                           MULTICOM PUBLISHING, INC.
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   WASHINGTON                                      91-1551337
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

           1100 OLIVE WAY, 12TH FLOOR                                98101
              SEATTLE, WASHINGTON                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

     Revenues for the fiscal year ended June 30, 1997: $5,488,044

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 30, 1997: $2,462,498

     The number of shares of Common Stock outstanding as of September 30, 1997:
6,780,925

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement to be filed for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Multicom Publishing, Inc. ("Multicom" or the "Company") is a leading interactive multimedia company concentrating on new media products and services in the home/family/lifestyle category. New media delivers information and entertainment to users in interactive digital form through media such as CD-ROMs, DVD-Video, DVD-ROMs, the Internet, the World Wide Web, proprietary online services, TV-based systems, interactive kiosks and laptop PC presentations. The Company publishes software that typically incorporates materials licensed from established companies with broad consumer acceptance and substantial brand equity. The Company also develops custom publishing projects for major consumer product and publishing companies, including the development of DVD-ROM products. The Company seeks to capitalize on the consumer trend to increasingly use new media as a source of information and on the business trend to direct more marketing resources to the Internet, the World Wide Web and other types of new media.

     The Company continually upgrades its technology to maintain its leadership in the industry. Multicom is making a significant investment in the development of its DVD capabilities. In early 1997, the Company pioneered the development of a DVD product, Warren Miller's Ski World, which can be played on consumer DVD-Video players and computer DVD-ROM drives. Multicom plans to continue to develop multimedia products using its in-house assets and expertise and to develop DVD products for others on a custom publishing basis.

     Using modular design and development techniques, the Company has created high-quality, award-winning, innovative products. Since the release of its first title in 1992, the Company has increased the total number of multimedia titles it sells and markets over 60 individual titles under licenses from Meredith Corporation, HarperCollins Publishers, Discovery Communications, American Express Publishing and Simon and Schuster, among others. Many of the Company's titles incorporate embedded online access to specified Web sites on the Internet and proprietary online services for real-time information and direct advertiser contact.

     Multicom provides additional new media opportunities to its customers through custom publishing sources. The Company's custom publishing projects include creation of new media marketing and publishing products, interactive kiosks, DVD title development, comprehensive corporate training programs and corporate Internet Web Sites.

     Multicom has gained important strategic advantages from its relationship with Meredith Corporation ("Meredith"), the publisher of Better Homes and Gardens products. Meredith has licensed branded material for many of the Company's CD-ROM titles and has helped the Company to establish key relationships with The Home Depot and several mass-market advertisers.

     The Company was incorporated in Washington on January 2, 1992. The Company's principal corporate offices are located at 1100 Olive Way, 12th Floor, Seattle, Washington 98101, and it has executive offices in San Francisco, California. The telephone number at its principal corporate offices is (206) 622-5530. The Company's Web site can be located at http://www.multicom.com. Information contained in such Web site is not a part of this Annual Report on Form 10-KSB.

INDUSTRY

     In recent years, tremendous advances in computer hardware and software, as well as online access, have significantly enhanced the ability of a broad base of computer users in both home and business environments to take advantage of new media products and services. Digital multimedia technology permits the delivery of a wide range of media and information, including full-motion video, animation, sound, photos and text. Such media and information are delivered via a wide variety of methods, such as databases and hyperlinks, and platforms such as CD-ROMs, DVD-Video, DVD-ROMs, the Internet, the World Wide Web, proprietary online services, TV-based systems, interactive kiosks and laptop PC presentations. These digital formats are interactive and allow a user random access to any information contained in the multimedia product.

     The increasing availability of new and more sophisticated tools and technologies and the emergence of alternate delivery platforms, including CD-ROM, DVD-Video, DVD-ROMs, online and enhanced cable television services, have heightened the demand for digital interactive media. The Company believes that there will be an increasing convergence between CD-ROM, DVD-Video, DVD-ROMs and online distribution of multimedia content, with CD-ROMs, DVD-Video, and DVD-ROMs increasingly providing connectivity to online information sources to update and supplement the CD-ROM experience.

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

     - Business Adoption of New Media Communication Strategies. The growing acceptance of new digital media by consumers, as well as the emergence of new media communication vehicles such as the World Wide Web, the Internet, proprietary online services, CD-ROMs, DVD-Video, DVD-ROMs, laptop PC presentations and interactive kiosks, is driving an increasing number of businesses to integrate new media into corporate communication strategies.

STRENGTHS AND STRATEGIES

     Multicom intends to leverage its strengths in order to efficiently provide the highest quality interactive solutions to its customers. Multicom's core strengths include the following:

     - Development and Distribution Relationships. Multicom's development and distribution relationships provide the Company with a number of significant competitive advantages, including a source of branded, evergreen content for product development, high-level access to other potential publishers, entry into new distribution channels, low-cost advertising space and access to large customer bases. Multicom's development and distribution relationships include Meredith Corporation (publisher of Better Homes and Gardens), Discovery Communications, Inc., HarperCollins Publishers, Inc., The Home Depot, American Express, America Online and AT&T.

     - Development Expertise. Multicom has personnel who are skilled in leading edge development tools and software. Multicom's investment allows the Company to retain greater control over the creative process and maintain high product quality.

     - Modular Architecture. The Company designs its products to maximize the reuse of its software development technology in order to reduce product development costs, increase quality, decrease time-to-market and maintain flexibility as new digital platforms and delivery mediums emerge, such as DVD-Video and DVD-ROM. Multicom attempts to maximize the functional reusability of its software code through its modular product architecture.

     - Creative Excellence. Multicom places a priority on the development of high-quality productions that meet and exceed industry and consumer standards for creativity and functionality in interactive media.

     Multicom's objective is to exploit its core strengths to become the leading producer of interactive digital multimedia products targeted at the home/family/lifestyle market. To achieve this objective, Multicom publishes branded material provided by third parties, producing interactive products available in CD-ROM, the Internet, the World Wide Web or other online formats and provides custom publishing services for clients. The Company seeks to maximize its reusable assets and to leverage its relationship with publishers and others. Multicom's strategy includes the following key elements:

     - Focus on Home/Family/Lifestyle. The Company's main focus is the delivery of all types of new media in the home/family/lifestyle category. This focus places the Company in an arena that is one of the largest markets for traditional media worldwide, as well as one of the largest categories of consumer products.

     - Leverage Brand Equities. A fundamental element of Multicom's strategy is to obtain high-quality branded materials which have already been successful in other media (e.g. Better Homes and Gardens cooking products, the Discovery Channel reference products, HarperCollins products such as Canon Photography Workshop and Emily Post's Complete Guide to Weddings, and The Home Depot home products). The Company believes that, as digital multimedia products increasingly become mass market items, consumers will seek new media products with the same brand names that they have learned to trust over many years of use of traditional media products.

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

     - Develop Portable Assets. Multicom strives to develop digital multimedia content which can be utilized across multiple digital platforms as they emerge. The Company's modular product architecture also helps to make its products and code more easily portable from one platform to another as well as enabling it to reduce the cost of producing products and the length of the development cycle, while maintaining the quality of new products. The modular architecture also enables Multicom to more easily update its products to new technologies such as DVD-Video and DVD-ROM as they emerge.

     - Expand Distribution Channels. Multicom's strategy is to continue to expand its distribution beyond traditional software channels and to seek to leverage its branded materials, its relationship with key publishers and its base of technology assets to develop its own brand recognition and maximize the shelf space its products receive.

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

     Titles. Multicom currently distributes and markets multimedia titles on CD-ROM. Some of these titles are listed below:

    Astrology Source                            Better Homes and Gardens
    Better Homes and Gardens                    Presents Great American Cooking
      Complete Guide to Gardening               Canon Photography Workshop
    Better Homes and Gardens                    Emily Post's Complete Guide to Weddings
      Decorating Your Home                      The Home Depot Home Improvement 1-2-3
    Better Homes and Gardens                    The American Sign Language Dictionary
      New Healthy Cooking                       Wines of the World Gold
                                                World Beer Hunter

     Custom Publishing. Multicom's experience in CD-ROM and other digital multimedia product development has enabled it to offer and provide custom publishing services to publishers and other business users. The Company's custom publishing activities include custom development projects that result in the creation of Internet Websites and DVD and other products. Some of Multicom's custom publishing projects are listed below:

    Multimedia sales presentation for           DVD-ROM product for Compaq Computer
      Better Homes and Gardens                  Corporation
      Real Estate Service                       Web Site for Pulte Home Corporation
    Web Site for Great Chefs Publishing
    Custom CD-ROM product for
      The Los Angeles Times

DISTRIBUTION AND SALES

     Multicom distributes its titles primarily to traditional software distribution channels through distributors such as Navarre, Ingram Micro and Merisel. In addition to traditional software distributors, the Company also directly markets its products to specialty markets such as wines stores, national parks and ski product retailers. Multicom is exploring opportunities for distribution of certain of the Company's titles for sale in mass market consumer locations, such as grocery and drug stores.

MARKETING AND CUSTOMER SUPPORT

     As digital multimedia products are increasingly being targeted to a broader base of consumers, effective product marketing to create consumer demand is essential to the Company's success. In addition to joint marketing efforts with its publisher, Multicom employs a wide range of consumer marketing techniques to promote the sale of its products. The Company's marketing efforts include the use of multiple packaging options for consumers including jewel cases, retail boxes, three disc suites and books bundled with CD-ROMs. With its expanded product line of over 60 individual titles, the Company's ability to create broad product mixes which enhance the depth and display opportunities for its products at the retail store level have improved. Examples of these product displays include spinner racks and floor displays exhibiting a broad selection of Company titles.

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

COMPETITION

     The markets for the Company's products and services are intensely competitive, and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the markets for its products include content, quality, brand recognition, price, marketing, distribution, channel exposure, access to shelf space and critical reviews. In the custom publishing markets, the Company believes that the principal competitive factors also include the quality of services and the reputation of the service provided among customers and potential customers.

     The consumer multimedia market is highly fragmented with products offered by many vendors. The Company faces competition from large and established software companies, such as Broderbund, and direct competition in the home/family/lifestyle market from companies such as CUC Software, Expert Software and The Learning Company. Such large and established competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to consumers, than the Company. In the future, the Company may face competition from licensors and publishers, who may seek to produce competing products using their own content or that of other providers. Furthermore, the

Company anticipates the consolidation of the consumer multimedia market around a smaller number of vendors who may be better positioned and have greater resources to compete than the Company.

     In the custom publishing markets, the Company faces competition from a number of companies focusing solely on custom publishing projects and from interactive advertising agencies, as well as from the in-house multimedia departments of potential customers. The Company will also face increased competition as it seeks to deliver multimedia content through other new media, such as the World Wide Web, the Internet and proprietary online services. There can be no assurance that the Company will be able to compete effectively against existing and potential competitors, many of whom have substantially greater content, financial, technical, marketing, sales and customer support resources and name recognition than the Company.

     The Company expects to encounter increasing price competition. Competitive pressures could result not only in sustained price reductions, but also in a decline in sales volume, which would have a material adverse effect on the Company's business, operating results and financial condition.

     In addition, retailers of the Company's CD-ROM products typically have a limited amount of shelf space and promotional resources. The Company expects that, as the number of consumer multimedia and software products and computer platforms increases, the intense competition among consumer multimedia and software producers for adequate levels of shelf space and promotional support from retailers will intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees or provide other accommodations in exchange for preferred shelf space. The Company's products constitute a relatively small percentage of each retailer's sales volume.

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

     Multicom is a trademark of the Company. "Better Homes and Gardens" and "Meredith" are registered trademarks of Meredith Corporation. The Home Depot is a registered trademark of Homer TLC, Inc. This Annual Report on Form 10-KSB also contains brand names, trademarks and service marks of other companies, which are the property of their respective holders.

RESEARCH AND DEVELOPMENT

     Multicom's in-house development teams have designed and produced a significant number of consumer level titles and custom developed products which have resulted in a comprehensive library of reusable technology components and product-specific application frameworks that can be leveraged in the development of new and derivative products and solutions. The Company utilizes advanced industry-standard multimedia-aware technology to enhance the functionality of its products. The development staff is experienced in the use of HTML, SGML, Visual Basic, Director, and object-oriented languages such as C/C++, ActiveX, JAVA and WebObjects.

     As the online and Internet markets continue to expand, the Company has continued to provide and improve Internet access within its products. Additional development in this area includes the implementation and hosting of several large-scale Internet sites comprised of database search engines, electronic commerce and catalogs, and object-oriented server-side application frameworks.

     The Company expects DVD technology to gain wide market acceptance by consumers and corporations. The Company has pioneered the creation of DVD-Multiplay, which combines the best aspects of DVD-Video and DVD-ROM on the same disc. Multicom's focus in this area will be in the development of DVD-ROM and DVD-Multiplay consumer products, and in providing DVD development services to corporations and other third-party developers.

     In connection with the expansion of its in-house experience, asset and code libraries and online expertise, Multicom has expended $2,325,453 and $2,212,117 in fiscal 1997 and 1996, respectively.

PRODUCTION

     For each published CD-ROM product, the Company prepares master software discs, camera-ready user manuals and collateral materials. The Company's disc duplication, packaging, printing of manuals, manufacture of related materials, warehouse, assembly and shipping are performed by multiple outside vendors. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or significant returns due to product defects. Books that are included in the CD-ROM/Book Bundles are purchased from publishers or distributors.

EMPLOYEES

     As of June 30, 1997, Multicom employed 43 people on a full-time basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME               AGE          POSITION OR OFFICE AND PRINCIPAL OCCUPATION
------------------------------  ---     ------------------------------------------------------
Tamara L. Attard..............  39      Chief Executive Officer and Chairman of the Board of
                                        the Company since its inception in 1991. Prior to that
                                        time, Ms. Attard was a founding partner of Bayseng
                                        Spice Company, a spice producer, where she was the
                                        Vice President of Operations from 1985 to June 1991.
                                        From 1981 to 1985, Ms. Attard was the Associate
                                        Director of Experiential Research, a film production
                                        company. From 1980-1981, she was the Associate Editor
                                        of Shooting Commercial Magazine and On Location
                                        Magazine, film industry trade publications.

             NAME               AGE          POSITION OR OFFICE AND PRINCIPAL OCCUPATION
------------------------------  ---     ------------------------------------------------------
Paul G. Attard................  43      President of the Company since March 1996 and Chief
                                        Operating Officer and director of the Company since
                                        October 1992. Prior to that time, from 1989 to October
                                        1992, Mr. Attard was the Vice President of OWL
                                        International, Inc., a division of Matsushita which
                                        developed interactive multimedia and online tools and
                                        custom solution software. Mr. Attard was a Director of
                                        Reseller Channel Sales at Informix Software, a
                                        database software company. From 1984 to 1988, he
                                        served in various positions, including Vice President
                                        of Sales, at PacTel InfoSystems, a division of Pacific
                                        Telesis, a Regional Bell Operating Company.
Ellen R.M. Boyer..............  37      Vice President of Finance and Administration and Chief
                                        Financial Officer of the Company from March 1996
                                        through October 1997. She joined the Company in March
                                        1994 as Director of Finance and became the Vice
                                        President of Finance in April 1995. Prior to that
                                        time, Ms. Boyer was an Audit Senior Manager at Price
                                        Waterhouse LLP, where she held a variety of positions
                                        during her 12 years with the firm.
Patricia E. Hart..............  51      Vice President and General Counsel since joining the
                                        Company in August 1996. From November 1985 to August
                                        1996, Ms. Hart was Corporate Counsel for Tandem
                                        Computers Incorporated.

KEY EMPLOYEES

Lance T. Biggs................  34      Vice President of Development Operatons since July
                                        1996. Mr. Biggs joined the Company in July 1995 as
                                        Director of Quality Assurance. From March 1994 to June
                                        1995, he was the Director of Quality Assurance and
                                        Technical Support at Knowledge Adventure, a multimedia
                                        software developer. Mr. Biggs was the Director of
                                        Quality Assurance and Technical Support for Compton's
                                        New Media, a developer of interactive encyclopedia
                                        from January 1991 to March 1994.
Kurt E. Rolland...............  36      Vice President of Engineering and Chief Technical
                                        Officer since April 1995. Mr. Rolland joined the
                                        Company as Director of Development in June 1992. Prior
                                        to that time, he was a Senior System Engineer at OWL
                                        International, Inc., a division of Matsushita, an
                                        interactive multimedia tool and custom solutions
                                        developer, from 1990 to May 1992. From 1985 to 1990,
                                        Mr. Rolland was a Senior Systems Engineer at Ashton
                                        Tate, a database software company.
Dennis F. Tanner..............  44      Vice President of Product Management since April 1995.
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

ITEM 2. DESCRIPTION OF PROPERTY.

     Multicom's research and development, customer support and administrative offices are located in approximately 11,300 square feet of space in Seattle, Washington. Multicom's sales, marketing and principal executive offices are located in approximately 11,600 square feet of space in San Francisco, California, of which the Company subleases approximately 50% of the space. Both spaces are leased, with the Seattle lease expiring on June 30, 2000 and the San Francisco lease expiring on October 31, 2000. The Company also leases, on a month-to-month basis, approximately 10,000 square feet of warehouse space in Seattle, Washington.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) SmallCap Market under the symbol "MNET" and on the Boston Stock Exchange under the symbol "MPB". Set forth below is the range of reported closing quotations for the Company's Common Stock as reported on the NASDAQ Small Cap Market.

                                                                          PRICE PER
                                                                           SHARE OF
                                                                         COMMON STOCK
                                                                        --------------
                                                                               CLOSING
                                                                               -------
        Period July 1, 1996 to June 30, 1997..........................  High   $ 6.75
                                                                        Low    $ 0.75

     Holders. As of September 30, 1997, the Company, to its knowledge, had approximately 591 shareholders of record of its Common Stock.

     Dividends. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit agreement and its loan agreement with Sirrom Capital Corporation prohibit the payment of cash dividends on Common Stock. The Company is currently paying cash dividends on the Series A Preferred Stock and is accruing dividends on the Series B Convertible Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     Multicom was founded in 1991 to develop interactive multimedia products from content that has broad consumer appeal, substantial brand loyalty, long commercial life-cycles and a history of commercial success in other media. Since its initial product release in 1992, the Company has expanded its business through the release of consumer multimedia titles, acquisition of distribution rights and the completion of custom publishing projects. The Company sells its products primarily through distributors; however, it is developing other channels of distribution for its products, such as sales of the Home Improvement 1-2-3 product through The Home Depot stores. During fiscal 1997, the Company concentrated more of its efforts on sales and marketing activities and expects this trend to continue in the future.

     The Company's net sales include revenues from title sales (less allowance for estimated returns and promotional discounts), licensing revenues and custom publishing provided to other entities. The Company's net sales also include non-refundable royalty advances to the extent that the Company has completed all significant performance obligations under the terms of the license agreement. The allowance for estimated returns is established by taking into consideration historical return rates, sell-through information, the competitive environment and information concerning the mix of products in the distribution channel. The Company enters into certain agreements whereby it provides custom publishing for other entities. Revenues from such agreements are accounted for on a percentage of completion method, based upon a ratio of costs incurred to total estimated costs. Losses are recorded when they become known.

     The Company's cost of sales include all direct manufacturing costs (disc duplication, packaging and assembly), warehousing and freight, as well as royalties and amortization of capitalized software development costs. Direct manufacturing costs and royalty expenses have accounted for a majority of the cost of sales. Research and development expenses consist primarily of personnel, equipment and content/asset (e.g. video, photos, sound) costs. The Company has expensed a substantial portion of its software development activities, capitalizing only those expenditures that are incurred after a product is determined by the Company to be technologically feasible. Such capitalized expenditures amounted to approximately 20% and 8% of research and development expenses in the periods ended June 30, 1997 and 1996, respectively. While this is determined on a product-by-product basis, in general, technological feasibility has been considered to occur near the end of the product development cycle. Other operating expenses consist of sales and marketing and general and administrative expenses.

     The Company's operating results have fluctuated on a quarterly basis and are highly seasonal. The first and fourth calendar quarters typically have the highest gross revenues due to the holiday buying season. Operating results have also been affected by the timing of product releases and the related development effort, as well as the acquisition of distribution and licensing rights for other products. The pace of product development activity can affect the Company's operating results, as a substantial percentage of product development costs associated with new titles have been incurred and recognized in periods prior to the generation of revenues. In 1997, the Company initiated certain restructuring actions to reduce operating expenditures. These included staff reductions as well as expense curtailment in a variety of areas. These actions have continued into fiscal 1998.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales. Net sales during fiscal 1997 decreased 22% over fiscal 1996. Sales prices declined during fiscal 1997, yet there were sufficient increases in volume to cause revenues from the sale of product to increase slightly. Revenues from licensing, nonrefundable royalty advances and custom publishing declined overall by 55%. The decline in royalty revenues had been expected and custom revenues were lower due to the fact that the Company worked on lesser-scale projects than in prior years.

     Allowances for product returns were 35.8% and 26.6% in the years ended June 30, 1997 and 1996, respectively. Throughout fiscal 1996, the Company focused on promoting its new releases and attempting to have this product distributed widely throughout the channel. With the significant expansion of the Company's product line through new development and the acquisition of distribution rights for other products, the opportunity to present a broader range of products to the consumer arose. These additional product offerings were substituted for certain of the new releases, resulting in additional product returns. A tighter retail market with increased competition for shelf space also impacted product returns.

     Cost of Sales. The Company's gross profit as a percentage of net sales decreased to 29% in the year ended June 30, 1997 from 49% in the year ended June 30, 1996. While packaging and royalty expenses remained relatively consistent as a percentage of gross sales between the two years (with cost reductions offset by lower sales prices), the margin declined as a result of there being less licensing revenues which typically have high margins and higher product returns.

     Research and Development. Research and development costs increased $113,000 in the year ended June 30, 1997. The Company released 11 internally-developed titles in fiscal 1997, the same number released in fiscal 1996. Costs increased in connection with this development effort and the development efforts surrounding the Company's internet presence and DVD-ROM products. These were offset by increased software development cost capitalization of $591,000 and $182,000 in the years ended June 30, 1997 and 1996, respectively. The Company anticipates that it will continue to make significant investment in this area for future title and DVD-ROM development. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk Section below.

     Sales and Marketing. Sales and Marketing expenses decreased $810,000 for the year ended June 30, 1997. These decreased expenditures were primarily due to reduced advertising and direct promotion costs. As a percentage of net sales, sales and marketing expenses were 45.0% and 46.5% for the years ended June 30,

1997 and 1996, respectively. The Company expects that sales and marketing expenditures will increase; however, as a percentage of net sales, a decrease is anticipated. For additional discussion on the risks associated with these statements and other forward-looking statements, refer to the Outlook and Risk section below.

     General and Administrative. In comparison to the prior year, general and administrative expenses increased $403,000 and increased as a percentage of net sales. The increase was primarily due to the growth of the Company and costs related to being a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation in 1991, the Company has financed its operations primarily through its working capital, proceeds received from the issuances of debt and the sale of stock. The Company's operating activities used cash of $4,290,000 in fiscal 1997 and $6,217,000 in fiscal 1996.

     Accounts receivable have decreased $147,000 and inventories have increased $713,000 from June 30, 1996 to June 30, 1997. Accounts receivable have decreased primarily due to the decrease in net sales. Inventories have increased as a result of the acquisition of the rights to distribute HarperCollins products and the purchase of all of the related inventories (approximately $260,000), as well as due to the increasing number of product offerings. As returns have continued at higher than expected levels, inventories have also increased.

     The increase in trade payables from June 30, 1996 to June 30, 1997 of $1,185,000 was due to there being higher production runs at the end of the year compared to the prior year, as well as the fact that the Company was not making payments on account as quickly as in prior years due to the shortage of cash.

     On February 7, 1997, the Company sold an aggregate of 696,620 shares of Common Stock at $2.28 per share for an aggregate of $1,590,000, of which 109,649 shares were issued in exchange for a software accounting system valued at $250,000 and the remainder for cash.

     On February 7, 1997, the Company converted $750,000 in long-term debt held by Sirrom Investments, Inc. ("Sirrom"), to 150,000 shares of Series A Preferred Stock and on February 11, 1997, the Company converted an additional $425,000 in long-term debt held by Sirrom to 85,000 shares of Series A Preferred Stock. The Series A Preferred Stock carries annual cash dividends of $.65 per share, payable monthly, and is convertible to Common Stock at a price of $2.28 per share, or one share of Series A Preferred Stock for 2.19 shares of Common Stock. In connection with the February 11 transaction, the loan agreement on the remaining debt was amended to include a financial covenant whereby if, at quarter end, shareholders' equity is below $1,000,000 or certain minimum standards are not met, then additional warrants to purchase 15% of the outstanding Common Stock on a fully diluted basis at February 11, 1997, at an exercise price of $.01, will be issued. At June 30, 1997 shareholders' equity was below $1,000,000 and, accordingly, these warrants will be issued. In this regard, a $950,000 extraordinary loss was recorded in the year ended June 30, 1997.

     On March 31, 1997, the Company issued 106,667 shares of Common Stock to Sonic Solutions at $1.125 per share in connection with the acquisition of DVD equipment.

     On March 31, 1997, pursuant to Convertible Preferred Stock Purchase Agreements between the Company and GEM Management Limited and the Company and Vitaloon Inc., the Company issued an aggregate of 400 shares of Series B Convertible Preferred Stock at $1,000 per share for an aggregate of $400,000. The Series B Preferred Stock is convertible to Common Stock at the lesser price of the Common Stock as of the date of the closing, $1.125, or 75% of the last ten days closing bid price prior to the conversion date. In connection with the issuance of the Series B Preferred Shares, warrants to purchase up to 320,000 shares of Multicom Common Stock were issued to the placement agent and related parties (the "Warrants"). The Warrants are exercisable over a two-year term and have an exercise price of $1.125 per share. Subsequent to June 30, 1997, 100 shares of Series B Convertible Preferred Stock were converted to 239,808 of Common Stock.

     The Company had a credit facility for $2,000,000 available under a revolving line of credit, with advances available up to 75% of eligible accounts receivable. The credit facility was secured by all the assets of the Company and bore interest at prime plus 3%. At June 30, 1997, the Company had drawn $1,629,000 against this line of credit. The credit facility expired on July 5, 1997 and, primarily due to the fact that the Company had not been in compliance with various financial covenants, the bank chose not to renew the facility. The Company is in the process of obtaining alternate financing; however, until such financing is obtained the Company remains in default on the credit facility, as well as other long-term debt owing to Sirrom ($1,825,000 at June 30, 1997) and to Meredith ($177,232 at June 30, 1997).

     The Company believes that additional working capital of approximately $1,000,000 is needed to fund its ongoing operations. In this regard, it is negotiating to obtain a $3,000,000 credit facility, and currently has an offer for an additional $500,000 in long-term debt from Sirrom, which is contingent upon obtaining a satisfactory credit facility. For additional discussion on the risk associated with these statements and other forward-looking statements, refer to the Outlook and Risks section below.

OUTLOOK AND RISKS

     The Company's future operating results and many of the forward-looking statements contained in this document are dependent upon a number of factors, including obtaining sufficient working capital for operations, expanding successfully into new markets, successfully introducing its DVD products to the consumer markets, augmenting its product line through new distribution and licensing agreements, and managing resources effectively.

     Multicom has historically experienced negative cash flow from operations and it is expected that Multicom will continue to experience negative operating cash flow through the end of calendar 1997 and potentially thereafter. The Company is currently in default of its line of credit facility as well as the Meredith and Sirrom Loan agreements. All parties have currently delayed the exercise of their rights and remedies under their agreements as it relates to default; however, there can be no assurance that these parties will continue to forbear. The Company is currently in negotiations to replace the line of credit and it is anticipated that Sirrom and Meredith will waive the defaults upon successful negotiations. There can be no assurance that the alternate financing or waivers will be obtained. Additionally, continued delays in obtaining said financing could prevent or delay the continued development and marketing of the Company's products, require curtailment of the Company's operations and could result in the bankruptcy or insolvency of the Company.

     Multicom has been expanding its markets into alternate channels (e.g. mass merchandisers, specialty chains and grocery stores). The Company believes that these alternate channels may provide a significant revenue stream in the future. The management team has been reviewing Multicom's business opportunities and strategic direction to address this industry trend, as well as the impact the success of the Internet and the introduction of DVD-ROMs may have on the business. The impact that the market trends and the Company's actions may have on Multicom's operations cannot be fully measured at this time.

     Multicom believes that continued expansion of its product line is critical to the success of the Company. In this regard, it has targeted the acquisition of distribution rights for completed products as a key to continued growth, primarily due to the lower costs to bring such products to market compared to the internal development cost of titles. The Company's ability to identify appropriate new products and acquire the related rights will have a significant impact on growth of the product line.

     The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales, a failure to meet the Company's sales expectations or inability to fill orders. Additionally, as a result of the timing of customer orders, the Company often ships its products, representing a majority of its revenues for a quarter, in the last few weeks of a quarter. This shipping pattern increases the risk of unanticipated fluctuations in quarterly sales because, in the last few weeks of a quarter, the Company has limited opportunities to take corrective action in the event orders do not materialize. Moreover, to meet anticipated customer orders at the end of a quarter, the Company is often required to begin production sooner than would otherwise be the case. As a result, the Company may face increased inventory levels if its projections of future sales at the end of a quarter do not materialize. In addition, the Company has set its staffing levels and budgeted expenditures based upon the expectation that certain custom publishing projects will be obtained and completed. If these expectations are not realized, it may be difficult for the Company to redirect its internal resources and revise its expenditures to address the reduced revenues. The Company's custom publishing businesses (including DVD development, on-line activities and interactive marketing) often involve fee-for-service contracts. The Company assumes greater financial risk on fixed-price contracts than on either time-and-materials or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss.

     The Company is currently out of compliance with the continued listing requirements of The Nasdaq SmallCap Market that it maintain a minimum of $1,000,000 in equity and that its Common Stock maintain a closing inside bid price greater than or equal to $1.00 for a period of 10 consecutive trading days. There can be no assurance that the Company will be able to meet the listing requirements in the future and thereby avoid the delisting of its shares.

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are furnished as part of this Annual Report on Form 10-KSB:

                            INDEX TO FINANCIAL STATEMENTS                               PAGE
--------------------------------------------------------------------------------------  -----
Report of Independent Public Accountants..............................................     13
Balance Sheets as of June 30, 1996 and 1997...........................................     14
Statements of Operations for the Years Ended June 30, 1996 and 1997...................     15
Statement of Changes in Shareholders' Equity (Deficit) for the Years Ended June 30,
  1996 and 1997.......................................................................     16
Statements of Cash Flows for the Years Ended June 30, 1996 and 1997...................     18
Notes to Financial Statements.........................................................     19

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Multicom Publishing, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Multicom Publishing, Inc. at June 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          PRICE WATERHOUSE LLP

Seattle, Washington
October 10, 1997

                           MULTICOM PUBLISHING, INC.

                                 BALANCE SHEET

                                                                    JUNE 30,         JUNE 30,
                                                                      1996             1997
                                                                  ------------     ------------
ASSETS (NOTES 5, 6 AND 7)
Current assets
  Cash........................................................... $  3,476,879     $     12,368
  Accounts receivable, net of allowances (Note 1)................    2,303,591        2,156,235
  Inventories (Note 3)...........................................      940,595        1,653,827
  Other current assets (Note 7)..................................      198,221          251,102
                                                                  ------------     ------------
          Total current assets...................................    6,919,286        4,073,532
                                                                  ------------     ------------
  Property and equipment, net (Note 4)...........................      937,066        1,530,344
  Software development costs, net of accumulated amortization of
     $164,364 and $496,883, respectively.........................      258,686          516,938
  Capital lease, less accumulated amortization of $10,111........           --          171,889
  Other noncurrent assets........................................      168,928          134,876
                                                                  ------------     ------------
          Total assets........................................... $  8,283,966     $  6,427,579
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Trade payables................................................. $    625,010     $  1,810,155
  Accrued liabilities............................................    1,211,689          981,830
  Accrued royalties (Note 12)....................................      321,882          176,920
  Deferred compensation..........................................      137,450           89,938
  Bank borrowings (Note 5).......................................    1,000,000        1,629,000
  Current portion of capital lease obligation (Note 12)..........                        73,394
  Current portion of shareholder debt (Note 7)...................      317,500          177,232
  Current portion of long-term debt, net of debt discount (Note
     6)..........................................................           --        1,413,310
                                                                  ------------     ------------
          Total current liabilities..............................    3,613,531        6,351,779
                                                                  ------------     ------------
  Long-term debt, net of debt discount and current portion (Note
     6)..........................................................    2,217,894               --
  Capital lease obligation, net of current portion (Note 12).....           --           91,812
  Shareholder debt, net of current portion (Note 7)..............       93,006               --
                                                                  ------------     ------------
          Total liabilities......................................    5,924,431        6,443,591
                                                                  ------------     ------------
Commitments (Note 12)
Shareholders' equity (deficit) (Notes 10 and 11)
  Preferred stock
     Series A....................................................           --        1,150,000
     Series B....................................................           --          448,000
  Common Stock...................................................   13,797,896       15,480,552
  Notes receivable...............................................      (81,538)              --
  Unearned royalties.............................................   (1,335,577)              --
  Accumulated deficit............................................  (10,021,246)     (17,094,564)
                                                                  ------------     ------------
          Total shareholders' equity (deficit)...................    2,359,535          (16,012)
                                                                  ------------     ------------
          Total liabilities and shareholders' equity (deficit)... $  8,283,966     $  6,427,579
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.

                            STATEMENT OF OPERATIONS

                                                                      YEAR ENDED    YEAR ENDED
                                                                       JUNE 30,      JUNE 30,
                                                                         1996          1997
                                                                      -----------   -----------
Gross sales:
  Sales of products.................................................  $ 7,139,631   $ 7,194,018
  Sales of services and licensing...................................    1,945,489       886,738
                                                                      -----------   -----------
          Total gross sales.........................................    9,085,120     8,080,756
Product returns and promotional discounts...........................   (2,031,704)   (2,592,712)
                                                                      -----------   -----------
Net sales...........................................................    7,053,416     5,488,044
Cost of sales.......................................................    3,588,450     3,898,563
                                                                      -----------   -----------
     Gross profit...................................................    3,464,966     1,589,481
                                                                      -----------   -----------
Operating expenses
  Research and development..........................................    2,212,117     2,325,453
  Sales and marketing...............................................    3,280,592     2,471,027
  General and administrative........................................    1,496,538     1,900,103
                                                                      -----------   -----------
          Total operating expenses..................................    6,989,247     6,696,583
                                                                      -----------   -----------
Loss from operations................................................   (3,524,281)   (5,107,102)
Interest expense....................................................     (567,766)     (627,412)
Other income........................................................        1,194        97,133
                                                                      -----------   -----------
Net loss before extraordinary items.................................   (4,090,853)   (5,637,381)
Extraordinary items (Note 2)........................................           --    (1,302,473)
                                                                      -----------   -----------
Net loss............................................................   (4,090,853)   (6,939,854)
Dividends on Preferred Stock (Note 10)..............................           --      (133,464)
                                                                      -----------   -----------
Net loss available for common shareholders..........................  $(4,090,853)  $(7,073,318)
                                                                      ===========   ===========
Loss per common share
     Loss before extraordinary items................................  $      (.83)  $      (.97)
     Extraordinary items............................................           --          (.22)
                                                                      -----------   -----------
     Net loss.......................................................  $      (.83)  $     (1.19)
                                                                      ===========   ===========
Weighted average number of common shares and common share
  equivalents outstanding...........................................    4,917,485     5,960,243
                                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

                                                COMMON STOCK -- VOTING                    COMMON STOCK -- SERIES A VOTING
                                             40,000,000 SHARES AUTHORIZED                   50,000,000 SHARES AUTHORIZED
                                  ---------------------------------------------------   ------------------------------------
                                    SHARES                                                SHARES
                                  ISSUED AND      COMMON        NOTES      UNEARNED     ISSUED AND                   NOTES
                                  OUTSTANDING      STOCK      RECEIVABLE   ROYALTIES    OUTSTANDING    SERIES A    RECEIVABLE
                                  -----------   -----------   ---------   -----------   -----------   ----------   ---------
BALANCE AT JUNE 30, 1995........          --             --          --            --     2,531,191   $  219,727   $ (81,290)
Earned royalties................          --             --          --            --            --           --          --
Interest paid in Common Stock
  (Note 7)                                --             --          --            --            --           --          --
Exercise of options.............          --             --          --            --        80,189       20,189        (248)
Warrants issued to note holder
  (Note 6)......................          --             --          --            --            --      805,015          --
Warrants issued for services
  (Note 6)......................          --             --          --            --            --       49,485          --
Conversion of mandatorily
  redeemable stock..............          --             --          --            --       825,000      825,000          --
Conversion of debt to equity....          --             --          --            --            --           --          --
Issuance of Common Stock for
  cash, net of $1,476,684 of
  Expense (Note 10).............          --             --          --            --     1,028,600    5,209,216          --
Stock reclassification (Note
  10)...........................   5,612,169    $13,797,896   $ (81,538)  $(1,335,577)   (4,464,980)  (7,128,632)     81,538
Net loss for the year...........          --             --          --            --            --           --          --
                                   ---------    -----------   ---------   -----------   -----------   -----------    -------
BALANCE AT JUNE 30, 1996........   5,612,169     13,797,896     (81,538)   (1,335,577)           --           --          --
Earned royalties................          --             --          --       277,475            --           --          --
Interest paid in Common Stock
  (Note 7)......................       5,815         35,297          --            --            --           --          --
Exercise of options and
  warrants......................     118,981         46,456          --            --            --           --          --
Issuance of Common Stock for
  computer software.............     109,649        250,000          --            --            --           --          --
Issuance of Common Stock for
  computer hardware.............     106,667        119,000          --            --            --           --          --
Warrants issued to note holder
  (Note 2)......................          --        950,000          --            --            --           --          --
Repayment of Notes Receivable...          --             --      81,538            --            --           --          --
Issuance of Common Stock for
  Note Receivable...............      10,965         25,000                        --            --           --          --
Conversion of debt to equity,
  net of $25,000 of expense
  (Note 6)......................          --             --          --            --            --           --          --
Issuance of Common Stock for
  cash (Note 10)................     576,006      1,315,005          --            --            --           --          --
Issuance of Convertible
  Preferred Stock for cash, net
  of $25,000 of expense (Note
  10)...........................          --             --          --            --            --           --          --
Unearned royalties
  reclassification (Note 10)....          --     (1,058,102)         --     1,058,102            --           --          --
Payment of dividends............
Dividend on Preferred Stock.....          --             --          --            --            --           --          --
Net loss for the year...........          --             --          --            --            --           --          --
                                   ---------    -----------   ---------   -----------   -----------   -----------    -------
BALANCE AT JUNE 30, 1997........   6,540,252    $15,480,552   $      --   $        --            --   $       --   $      --
                                   =========    ===========   =========   ===========   ===========   ===========    =======

                                             COMMON STOCK -- SERIES B VOTING
                                               25,000,000 SHARES AUTHORIZED
                                  ------------------------------------------------------
                                    SHARES
                                  ISSUED AND                   UNEARNED       CARRIED
                                  OUTSTANDING    SERIES B      ROYALTIES      FORWARD
                                  -----------   -----------   -----------   ------------
BALANCE AT JUNE 30, 1995........     839,144    $ 4,916,747   $(1,672,728)  $  3,382,456
Earned royalties................          --             --       337,151        337,151
Interest paid in Common Stock
  (Note 7)                            40,767        247,398            --        247,398
Exercise of options.............      20,059          5,119            --         25,060
Warrants issued to note holder
  (Note 6)......................          --             --            --        805,015
Warrants issued for services
  (Note 6)......................          --             --            --         49,485
Conversion of mandatorily
  redeemable stock..............          --             --            --        825,000
Conversion of debt to equity....     247,219      1,500,000            --      1,500,000
Issuance of Common Stock for
  cash, net of $1,476,684 of
  Expense (Note 10).............          --             --            --      5,209,216
Stock reclassification (Note
  10)...........................  (1,147,189)    (6,669,264)    1,335,577             --
Net loss for the year...........          --             --            --             --
                                     -------    -----------   -----------    -----------
BALANCE AT JUNE 30, 1996........          --             --            --     12,380,781
Earned royalties................          --             --            --        277,475
Interest paid in Common Stock
  (Note 7)......................          --             --            --         35,297
Exercise of options and
  warrants......................          --             --            --         46,456
Issuance of Common Stock for
  computer software.............          --             --            --        250,000
Issuance of Common Stock for
  computer hardware.............          --             --            --        119,000
Warrants issued to note holder
  (Note 2)......................          --             --            --        950,000
Repayment of Notes Receivable...          --             --            --         81,538
Issuance of Common Stock for
  Note Receivable...............          --             --            --         25,000
Conversion of debt to equity,
  net of $25,000 of expense
  (Note 6)......................          --             --            --             --
Issuance of Common Stock for
  cash (Note 10)................          --             --            --      1,315,005
Issuance of Convertible
  Preferred Stock for cash, net
  of $25,000 of expense (Note
  10)...........................          --             --            --             --
Unearned royalties
  reclassification (Note 10)....          --             --            --             --
Payment of dividends............
Dividend on Preferred Stock.....          --             --            --             --
Net loss for the year...........          --             --            --
                                     -------    -----------   -----------    -----------
BALANCE AT JUNE 30, 1997........          --    $        --   $        --   $ 15,480,552
                                     =======    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.

                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1997

                                                                                                        CONVERTIBLE
                                                                                                 PREFERRED STOCK -- SERIES
                                                                PREFERRED STOCK -- SERIES A                  B
                                                                  NONVOTING 300,000 SHARES        NONVOTING 300,000 SHARES
                                                                         AUTHORIZED                      AUTHORIZED
                                                                ----------------------------     --------------------------
                                                                SHARES ISSUED                    SHARES ISSUED
                                                  BROUGHT            AND                              AND
                                                  FORWARD        OUTSTANDING       SERIES A       OUTSTANDING      SERIES B
                                                ------------    -------------     ----------     -------------     --------
BALANCE AT JUNE 30, 1995.......................   $3,382,456            --                --           --                --
Earned royalties...............................      337,151            --                --           --                --
Interest paid in Common Stock (Note 7).........      247,398            --                --           --                --
Exercise of options............................       25,060            --                --           --                --
Warrants issued to note holder (Note 6)........      805,015            --                --           --                --
Warrants issued for services (Note 6)..........       49,485            --                --           --                --
Conversion of mandatorily redeemable stock.....      825,000            --                --           --                --
Conversion of debt to equity...................    1,500,000            --                --           --                --
Issuance of Common Stock for cash, net of
  $1,476,684 of expense (Note 10)..............    5,209,216            --                --           --                --
Stock reclassification (Note 10)...............
Net loss for the year..........................           --            --                --           --                --
                                                 -----------       -------        ----------          ---          --------
BALANCE AT JUNE 30, 1996.......................   12,380,781            --                --           --                --
Earned royalties...............................      277,475            --                --           --                --
Interest paid in Common Stock (Note 7).........       35,297            --                --           --                --
Exercise of options and warrants...............       46,456            --                --           --                --
Issuance of Common Stock for computer
  software.....................................      250,000            --                --           --                --
Issuance of Common Stock for computer
  hardware.....................................      119,000            --                --           --                --
Warrants issued to note holder (Note 2)........      950,000            --                --           --                --
Repayment of Notes Receivable..................       81,538            --                --           --                --
Issuance of Common Stock for Note Receivable...       25,000            --                --           --                --
Conversion of debt to equity, net of $25,000 of
  expense (Note 6).............................           --       235,000        $1,150,000           --                --
Issuance of Common Stock for cash, (Note 10)...    1,315,005            --                --           --                --
Issuance of Convertible Preferred Stock for
  cash, net of $25,000 of expense (Note 10)....           --            --                --          400           375,000
Unearned royalties reclassification (Note
  10)..........................................           --            --                --           --                --
Payment of Dividends...........................           --            --                --           --                --
Dividend on Preferred Stock....................           --            --                --           --            73,000
Net loss for the year..........................           --            --                --           --                --
                                                 -----------       -------        ----------          ---          --------
BALANCE AT JUNE 30, 1997.......................  $15,480,552       235,000        $1,150,000          400          $448,000
                                                 ===========       =======        ==========          ===          ========


                                                                       TOTAL
                                                 ACCUMULATED       SHAREHOLDERS'
                                                   DEFICIT        EQUITY (DEFICIT)
                                                 ------------     ----------------
BALANCE AT JUNE 30, 1995.......................  $ (5,930,393)      $ (2,547,937)
Earned royalties...............................            --            337,151
Interest paid in Common Stock (Note 7).........            --            247,398
Exercise of options............................            --             25,060
Warrants issued to note holder (Note 6)........            --            805,015
Warrants issued for services (Note 6)..........            --             49,485
Conversion of mandatorily redeemable stock.....            --            825,000
Conversion of debt to equity...................            --          1,500,000
Issuance of Common Stock for cash, net of
  $1,476,684 of expense (Note 10)..............            --          5,209,216
Stock reclassification (Note 10)...............            --                 --
Net loss for the year..........................    (4,090,853)        (4,090,853)
                                                 ------------         ----------
BALANCE AT JUNE 30, 1996.......................   (10,021,246)         2,359,535
Earned royalties...............................            --            277,475
Interest paid in Common Stock (Note 7).........            --             35,297
Exercise of options and warrants...............            --             46,456
Issuance of Common Stock for computer
  software.....................................            --            250,000
Issuance of Common Stock for computer
  hardware.....................................            --            119,000
Warrants issued to note holder (Note 2)........            --            950,000
Repayment of Notes Receivable..................            --             81,538
Issuance of Common Stock for Note Receivable...            --             25,000
Conversion of debt to equity, net of $25,000 of
  expense (Note 6).............................            --          1,150,000
Issuance of Common Stock for cash, (Note 10)...            --          1,315,005
Issuance of Convertible Preferred Stock for
  cash, net of $25,000 of expense (Note 10)....            --            375,000
Unearned royalties reclassification (Note
  10)..........................................            --                 --
Payment of Dividends...........................       (60,464)           (60,464)
Dividend on Preferred Stock....................       (73,000)                --
Net loss for the year..........................    (6,939,854)        (6,939,854)
                                                 ------------         ----------
BALANCE AT JUNE 30, 1997.......................  $(17,094,564)      $    (16,012)
                                                 ============         ==========

  The par value of the Common, Series A and Series B common stock is $.01 per share.

  The Board of Directors have authorized 300,000 shares of Preferred stock with a par value of $.01 per share. At June 30, 1997 there were 235,000 shares of Series A and 400 shares of Series B Preferred Stock issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                           MULTICOM PUBLISHING, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED      YEAR ENDED
                                                                     JUNE 30,        JUNE 30,
                                                                       1996            1997
                                                                    -----------     -----------
Cash flows from operating activities
  Net loss........................................................  $(4,090,853)    $(6,939,854)
  Adjustments to reconcile net loss to net cash used in operating activities...................................................
     Extraordinary items..........................................           --       1,302,473
     Depreciation and amortization................................      249,493         506,474
     Amortization of software development costs...................       75,373         332,519
     Amortization of debt discount................................       22,909         116,168
     Issuance of common stock for interest payable to
      shareholder.................................................      247,398          35,297
     Earned royalties.............................................      337,151         277,475
     (Increase) decrease in accounts receivable, net..............   (1,738,709)        147,356
     Increase in inventories, net.................................     (619,030)       (713,232)
     Increase in other assets.....................................      (75,364)       (117,054)
     Increase (decrease) in trade payables........................   (1,469,004)      1,185,145
     Increase (decrease) in accrued liabilities...................      728,085        (229,859)
     Increase (decrease) in accrued royalties.....................      121,502        (144,962)
     Decrease in deferred compensation............................       (6,400)        (47,512)
                                                                    -----------     -----------
  Net cash used in operating activities...........................   (6,217,449)     (4,289,566)
                                                                    -----------     -----------
Cash flows from investing activities
     Additions to property and equipment..........................     (565,339)       (720,641)
     Additions to software development costs......................     (182,472)       (590,771)
                                                                    -----------     -----------
  Net cash used in investing activities...........................     (747,811)     (1,311,412)
                                                                    -----------     -----------
Cash flows from financing activities
     Sale of stock for cash, net..................................    5,209,216       1,690,005
     Proceeds from bank borrowings................................    1,930,000         629,000
     Proceeds from issuance of long-term debt and warrants........    3,000,000              --
     Cash paid for debt issue costs...............................     (150,018)             --
     Proceeds from notes payable to shareholder...................    2,484,516              --
     Collection of notes receivable from shareholder..............           --          81,538
     Repayment of notes payable to shareholder....................     (724,517)       (233,274)
     Repayment of bank borrowings.................................   (1,930,000)             --
     Repayment of long-term debt..................................       (6,250)             --
     Payment of dividends.........................................           --         (60,464)
     Repayment of capital lease obligation........................           --         (16,794)
     Exercise of stock options, net of expenses...................       25,060          46,456
                                                                    -----------     -----------
  Net cash provided by financing activities.......................    9,838,007       2,136,467
                                                                    -----------     -----------
Net increase (decrease) in cash...................................    2,872,747      (3,464,511)
Cash, beginning of year...........................................      604,132       3,476,879
                                                                    -----------     -----------
Cash, end of year.................................................  $ 3,476,879     $    12,368
                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest............................  $   323,465     $   547,758
                                                                    ===========     ===========

See Note 14 for supplemental information of noncash investing and financing activities.

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

     The Company has incurred recurring net losses since inception and is in violation of the covenants of its principal borrowing arrangements (Notes 5 and 6). The ability of the Company to continue its operations is dependent upon its ability to obtain additional financing and/or its ability to generate sufficient funds from operations. The Company is currently in default of its line of credit facility (Note 5) as well as the Sirrom and Meredith loan agreements (Notes 6 and 7). All parties have currently delayed the exercise of their rights and remedies under their agreements as it relates to default; however, there can be no assurance that these parties will continue to forbear. The Company is seeking additional funding through new or restructured borrowing arrangements, private equity financing, mergers or strategic marketing partnerships. However, there can be no assurance that these methods will generate sufficient proceeds to enable the Company to improve its liquidity or achieve positive cash flow from operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  REVENUE RECOGNITION

     Titles

     Revenue from the sale of products is recognized when the product has been shipped, the Company has the right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining.

     While the Company has no other obligations to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products for a limited time and as a means of fostering customer loyalty. Costs associated with this effort are insignificant and, accordingly, are expensed as incurred.

     Advertising is charged to expense as incurred and includes product related advertising and marketing. Advertising expense for the years June 30, 1996 and 1997 totaled $864,505 and $990,543, respectively.

     Allowance for product returns and price protection

     The Company maintains a return policy that allows distributors and retailers to return CD-ROM products according to negotiated terms relating to overstocking or defective products. Additionally, the Company may grant price protection credits to distributors and retailers. The Company records an allowance for returns and price protection as a reduction of gross sales at the time of product shipment. The allowance, which is included in accounts receivable, is estimated based primarily upon historic experience, analysis of distributor and retailer inventories of the Company's products and analysis of market conditions. Allowances for product returns and price protection totaled $1,087,438 and $903,269 at June 30, 1996 and 1997, respectively.

                           MULTICOM PUBLISHING, INC.

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

     Allowance for doubtful accounts receivable

     The Company performs ongoing credit evaluations of its customers and records an allowance for doubtful receivables to the extent that credit losses are expected. At June 30, 1996 and 1997, the allowance for doubtful accounts receivable was $215,001 and $123,272, respectively.

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

  SOFTWARE DEVELOPMENT COSTS

     Software development costs are capitalized once technological feasibility has been established. All other research and development costs are expensed as incurred. These costs are amortized using the greater of the straight-line method over the estimated useful lives of the titles (12 to 60 months) or the ratio of current sales to total current and projected sales. Amortization for the years ended June 30, 1996 and 1997 totaled $75,373 and $332,519.

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

                           MULTICOM PUBLISHING, INC.

issuance of options and warrants granted within one year of the initial public offering, at exercise prices less than the initial public offering price, whether or not the effect is anti-dilutive.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable and payable, accrued liabilities and trade notes payable are reflected in the financial statements at their estimated fair value because of the short-term nature of these instruments.

     The fair value of the Company's long-term debt, shareholder debt and capital lease obligations is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rate, and approximates the carrying value.

  MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates significant to these financial statements include allowances for product returns, price protection, doubtful receivables, useful lives of capitalized software costs, the valuation allowance for deferred tax assets and provisions for inventory obsolescence.

  STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which was effective for the Company beginning in fiscal 1997. Under the provisions of this statement, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board No. 25 or the fair value method described in Statement No. 123. Companies choosing the intrinsic-value method are required to disclose the proforma impact of the fair value method on net income and earnings per share. The Company implemented the Statement in fiscal 1997 using the intrinsic-value method for its employee stock-based compensation plan. The Company is required to implement Statement No. 123 for stock-based awards to other than employees. Accordingly, the Company has recorded an expense of $-0- and $49,485 for the fiscal years ended June 30, 1997 and 1996, respectively, related to warrants and options issued to other than employees

  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Financial Accounting Standards No. 128, Earnings per Share (FAS 128), was issued by the Financial Accounting Standards Board. This pronouncement modifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. This pronouncement is effective for the Company beginning December 31, 1997. The adoption of FAS 128 is not expected to have a material impact on the Company's EPS.

  RECLASSIFICATIONS

     Certain balances previously reported have been reclassified to conform with the presentation of the June 30, 1997 financial statements.

                           MULTICOM PUBLISHING, INC.

2. EXTRAORDINARY ITEMS

     In connection with the conversion of long-term debt to Series A Preferred Stock discussed in Note 10, the Company recorded an extraordinary loss on the extinguishment of debt. This extraordinary loss was determined based upon the difference between the estimated fair market value of the Preferred Stock and the carrying value of the converted debt at the time of the conversion.

     In connection with the extinguishment of debt, warrants to purchase 844,354 shares were to be issued should the Company default on certain financial covenants described in Note 10. At June 30, 1997, the Company was in default as a result of shareholders' equity being less than $1,000,000. As a result, the warrants were valued and an extraordinary loss was recorded in the amount of $950,000.

 3. INVENTORIES

          Inventories consist of the following:

                                                               JUNE 30,      JUNE 30,
                                                                 1996          1997
                                                               --------     ----------
        Finished goods.......................................  $464,790     $  965,864
        Books................................................   300,128        325,954
        Raw materials........................................   175,677        362,009
                                                               --------     ----------
                                                               $940,595     $1,653,827
                                                               ========     ==========

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              JUNE 30,       JUNE 30,
                                                                1996           1997
                                                             ----------     -----------
        Computer hardware..................................  $  839,396     $ 1,088,852
        Development assets.................................     416,841         775,149
        Furniture and fixtures.............................     140,131         271,676
        Purchased computer software........................     102,217         387,384
        Leasehold improvements.............................          --          65,165
                                                             ----------     -----------
                                                              1,498,585       2,588,226
        Less: Accumulated depreciation.....................    (561,519)     (1,057,882)
                                                             ----------     -----------
                                                             $  937,066     $ 1,530,344
                                                             ==========     ===========

 5. BANK BORROWINGS

     The Company had a $2,000,000 line of credit agreement with a bank which bore interest at prime plus 3.0% and expired on July 5, 1997. At June 30, 1997 the Company's borrowing rate was approximately 11%. The outstanding balance on this line of credit at June 30, 1997 was $1,629,000. The line of credit was secured by all assets of the Company, except property and equipment owned prior to June 28, 1995. In connection with this agreement, the Company was required to comply with certain covenants, including maintaining certain financial ratios and a restriction on the payment of dividends, each of which are measured at the end of each calendar quarter. As of December 31, 1996, March 31, 1997 and June 30, 1997, the Company was not in compliance with certain covenants primarily due to operating losses incurred in those quarters. During April 1997, the Bank informed the Company that it would not advance funds in excess of the then outstanding amount of $1,629,000 and that it would not renew the line of credit upon its expiration. The Company is currently seeking an alternative line of credit; however, the ultimate resolution of this matter cannot be determined at this time.

                           MULTICOM PUBLISHING, INC.

     Default under the line of credit results in cross defaults under the convertible note payable to Meredith Corporation described in Note 7 and the long-term debt described in Note 6 that had balances of $177,232 and $1,825,000, respectively as of June 30, 1997.

 6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               JUNE 30,       JUNE 30,
                                                                 1996           1997
                                                              ----------     ----------
        Note payable, net of $782,106 and $411,690 discount,
          respectively, bearing cash interest at 13% payable
          monthly. Due in full on March 29, 2001............  $2,217,894     $1,413,310
                                                              ==========     ==========

     The note is secured by a third position in all assets of the Company. In connection with the issuance of this promissory note, the Company granted warrants to purchase 268,338 shares of Series A common stock at an exercise price of approximately $.01 per share through March 29, 2001. Upon the closing of the Company's IPO (Note 10), the number of warrants was reduced to 163,791. A debt discount of $805,015 was recorded related to the warrants based upon the fair market value at the close of the debt transaction. The discount is amortized using the effective interest method over the life of the debt. Additional warrants to purchase 16,481 shares of Series A common stock at an exercise price of $.01 per share were also issued as a finder's fee to the broker of this transaction. These warrants were valued at $49,485 and have been included in other assets as a deferred loan cost and are amortized over the life of the debt using the effective interest method. As discussed in Note 10, all Series A common shares were reclassified to Common Stock upon the closing of the IPO. Additionally, as discussed in Note 10, $1,175,000 of the note was converted to Series A Preferred Stock in February 1997. As discussed in Note 5, due to cross defaults with the bank borrowings at June 30, 1997, the Company is in default on this note and it is therefore classified as a current liability.

 7. RELATED PARTY TRANSACTIONS

     Shareholder debt consists of the following:

                                                               JUNE 30,      JUNE 30,
                                                                 1996          1997
                                                               ---------     ---------
        Note payable to Meredith, bearing interest at 10%.
          Principal and interest payable in monthly
          instalments of $6,453. Due in full on August 15,
          1997 and secured by property and equipment owned as
          of June 28, 1995...................................  $  90,506     $  37,232
        Convertible note payable to Meredith, bearing
          interest at 15%, payable quarterly in Common Stock
          (Note 10). Principal repayments are due quarterly
          and due in full on July 31, 1998...................    320,000       140,000
                                                               ---------     ---------
                                                                 410,506       177,232
        Less: Current portion................................   (317,500)     (177,232)
                                                               ---------     ---------
                                                               $  93,006     $      --
                                                               =========     =========

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

                           MULTICOM PUBLISHING, INC.

quarterly and the balance is due in full on July 31, 1998. The note bears interest at 15% and is payable quarterly in Common Stock at a price of $6.07 per share. The note is secured by a second security interest in all assets of the Company.

     In February, 1996 the Company issued an unsecured trade note to Meredith Corporation in the amount of $484,516, bearing interest at an annual rate of 8.25% with monthly payments of interest and principal of $21,969. The note was due in full on February 28, 1998. On June 28, 1996 the Company paid the note totaling $465,878 with proceeds from the Company's IPO (Note 10).

     The notes payable to Meredith are subordinate to the bank borrowings. As discussed in Note 5, the Company was in default of certain covenants in connection with these borrowings. The Company is in the process of obtaining a new line of credit and upon completion of this financing transaction it is anticipated that Meredith will waive such defaults.

     Transactions with Meredith were as follows:

                                                                YEAR ENDED     YEAR ENDED
                                                                 JUNE 30,       JUNE 30,
                                                                   1996           1997
                                                                ----------     ----------
        Purchases of raw materials............................   $752,000       $298,000
        Sale of product.......................................     85,000          3,000
        Sale of services......................................    468,000         48,000

     See discussion of licensing agreements with Meredith at Note 10.

     Notes receivable from the majority shareholders were as follows:

                                                                  JUNE
                                                                   30,       JUNE 30,
                                                                  1996         1997
                                                                 -------     ---------
        Note receivable, bearing interest at 4%, principal and
          interest due on December 31, 1996....................  $65,000
        Note receivable, bearing interest at 6%, principal and
          interest due on December 31, 1996....................   16,538
        Note receivable, bearing interest at 8%, principal and
          interest due on December 31, 1997, subsequently
          repaid in August 1997................................              $  25,000
        Note receivable, bearing interest at prime + 1.25%,
          principal and interest due on December 31, 1997
          subsequently repaid in August 1997...................                 70,000
                                                                 --------    ---------
                                                                  81,538        95,000
        Amount offsetting shareholders' equity.................  (81,538)           --
                                                                 --------    ---------
          Total notes due from majority shareholder included in
             other current assets..............................  $    --     $  95,000
                                                                 ========    =========

                           MULTICOM PUBLISHING, INC.

 8. MAJOR CUSTOMERS

     The Company's major customers are primarily distributors of the Company's product. Sales to these customers are approximately as follows:

                                                              YEAR ENDED        YEAR ENDED
                                                             JUNE 30,1996      JUNE 30, 1997
                                                             -------------     -------------
        Customer A.........................................   $ 3,121,000       $ 1,958,000
        Customer B.........................................   $   973,000       $ 2,049,000
        Customer C.........................................   $   655,000                --

     The major customers for the years ended June 30, 1996 and 1997 also account for 66% and 60% of the gross outstanding accounts receivable at June 30, 1996 and 1997, respectively.

 9. INCOME TAXES

     At June 30, 1997, Multicom had net operating loss (NOL) carry-forwards of approximately $14,000,000 which expire from 2008 to 2013. Should there be significant changes in ownership, this NOL may be subject to annual limitations.

     Deferred taxes are as follows:

                                                            JUNE 30, 1996     JUNE 30, 1997
                                                            -------------     -------------
        Deferred tax assets
          Net operating losses............................   $  2,741,000      $  4,766,000
          Stock appreciation plan.........................         44,000            16,000
          Allowance on returns............................        363,000           300,000
          Allowance for doubtful receivables..............         73,000            42,000
          Allowance for inventory obsolescence............             --            59,000
          Accrued promotions..............................         20,000                --
          Other...........................................         33,000           108,000
                                                              -----------       -----------
                                                                3,274,000         5,291,000
        Deferred tax liabilities
          Amortization of software development costs......        (98,000)         (183,000)
          Depreciation....................................        (33,000)          (62,000)
          Other...........................................        (11,000)          (10,000)
                                                              -----------       -----------
                                                                3,132,000         5,036,000
        Less: Valuation allowance.........................     (3,132,000)       (5,036,000)
                                                              -----------       -----------
                                                             $         --      $         --
                                                              ===========       ===========

     A 100% valuation allowance has been recorded due to the limited operating history and significant losses incurred to date by the Company, and therefore lack of certainty about future taxable income. For the years ended June 30, 1996 and 1997, the valuation allowance increased by $1,373,000 and $1,904,000, respectively.

10. SHAREHOLDERS' EQUITY (DEFICIT)

     Common stock

     On June 24, 1996, the Company consummated its initial public offering (IPO) of its Common stock and sold 1,028,600 of its Common shares raising gross proceeds of $6,685,900. In connection with this offering, warrants to purchase 97,717 Common shares were issued to the underwriter at an exercise price of $.01.

                           MULTICOM PUBLISHING, INC.

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

     On June 4, 1994, the Company issued common stock under a Stock Purchase Agreement, representing 20% of the then outstanding common stock to Meredith in exchange for $2,000,000 in cash, a $900,000 note receivable and $2,100,000 in unearned royalties. Meredith also received the right to purchase an additional 823,532 shares of Series B common stock, representing 13 1/3% of the then outstanding common stock of the Company, at a purchase price of $6.07 per share which expired upon the earlier of June 30, 1999 or the date of an initial public offering. On June 24, 1996, Meredith exercised its right, in part, in conjunction with the conversion of $1,500,000 of its convertible debt to Series B common stock. The remaining right expired upon the closing of the IPO.

     In connection with this transaction, Meredith received certain anti-dilution privileges, so that it would have the right to purchase Series B common stock sufficient to maintain an agreed upon ownership percentage. Upon the closing of the IPO, Meredith no longer receives anti-dilution privileges on equity transactions.

     On February 7, 1997, the Company issued 696,620 shares of Common Stock in exchange for cash of approximately $1,315,000 and fixed assets of $250,000. The shares were issued pursuant to a Common Stock Purchase Agreement. The selling price of these shares was $2.28 per share, based upon the average closing price on the 20 consecutive trading days immediately preceding the Closing. In conjunction with this transaction, options to purchase 102,500 shares were exercised for prices ranging from $.25 to $1.00.

     On March 31, 1997, the Company issued 106,667 shares of Common Stock in connection with the acquisition of certain equipment. These shares were issued at a value of $119,000, based upon the closing price of the stock on the date of issuance.

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

     On February 11, 1997, the Company completed an additional conversion of $425,000 in long-term debt in a similar transaction to that outlined in the preceding paragraph. As part of this transaction, the loan agreement on the remaining debt was amended to include a financial covenant whereby if, at quarter end,

                           MULTICOM PUBLISHING, INC.

shareholders' equity is below $1,000,000, or certain minimum standards are not met, then additional warrants to purchase 15% of the outstanding Common Stock on a fully diluted basis at February 11, 1997 (844,354 shares), at an exercise price of $.01 per share, will be issued. As discussed in Note 2, at June 30, 1997 shareholders' equity was below $1,000,000. As a result, these warrants will be issued and an additional extraordinary loss of $950,000 related to conversion of debt was recorded based upon the valuation of these warrants as of June 30, 1997.

     On March 31, 1997, the Company issued 400 shares of Series B Convertible Preferred Stock for $400,000. The Series B Convertible Preferred Stock is nonvoting, except in instances where changes and/or issuances of preferred stock are being considered as well as the sale of the Company or other actions which might impact the rights of the Series B Convertible Preferred Shareholders. The Series B Convertible Preferred Stock is convertible to Common Stock at the lesser of the price of the Common Stock as of the date of the closing, $1.125, or 75% of the last ten days closing bid price prior to the conversion date. This discount conversion feature is accounted for as a dividend to preferred shareholders in the amount of $73,000. In connection with this transaction, the Company issued warrants to purchase 320,000 shares of Common Stock at an exercise price of $1.125 per share.

     Unearned royalties

     The Company entered into certain licensing agreements for the licensing of content provided by Meredith. Under these licensing agreements, the Company incurs royalty expenses based upon a percentage of net sales. As stipulated in the Stock Purchase Agreement, royalties owing under these licensing agreements are applied against the $2,100,000 unearned royalty amount discussed above. Royalties incurred through March 31, 1997 will be so applied to the unearned royalty amount; thereafter royalties incurred shall be paid in cash as outlined in the licensing agreements. Any remaining unearned royalty amount at March 31, 1997 shall be forgiven and the number of common shares shall not be adjusted. For the year ended June 30, 1996 and nine months ended March 31, 1997, royalties of approximately, $337,000 and $277,000, respectively, have been incurred under Meredith license agreements. At March 31, 1997, royalties of $1,042,000 had been earned under these licensing agreements. The remaining $1,058,000 in unearned royalties was offset with Common Stock. As a result, the adjusted per share purchase price of the stock sold to Meredith Corporation in June 1994 was approximately $4.80.

11. STOCK OPTIONS AND WARRANTS

     The Company has a Stock Option Plan (the "Plan") which provides for the granting of incentive stock options to employees, non-qualified stock option plans which provide for the granting of stock options to certain employees and consultants and an Outside Directors' Stock Option Plan (the "Directors' Plan") which provides for the annual granting of 2,500 stock options to each director. At June 30, 1997, the Company has reserved 1,249,400 shares of Common Stock for issuance under the Plan. Incentive and non-qualified stock options have ten year terms, and vest over periods determined by the Board of Directors, generally four years. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. Directors' Plan stock options vest and are exercisable in four equal annual installments and must be exercised within ten years after the date of grant.

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

                           MULTICOM PUBLISHING, INC.

of Common Stock on the date of grant. In the event an option holder's employment is terminated, unexercised options will expire and any shares outstanding from the exercise of such options must be offered for repurchase by Multicom at their then fair market value, as defined by the agreements.

     A summary of stock option activity for Common Stock under the Plan, individual option agreements and the Directors' Plan, is as follows:

                                                          TOTAL         TOTAL SERIES A
                                                         COMMON          COMMON STOCK        WEIGHTED-
                                                      STOCK OPTIONS        OPTIONS            AVERAGE
                                                       OUTSTANDING       OUTSTANDING       EXERCISE PRICE
                                                      -------------     --------------     --------------
Outstanding at June 30, 1995........................           --            931,392           $ 2.43
  Grants............................................        7,500            338,200           $ 5.40
  Forfeitures.......................................           --           (163,800)          $ 4.96
  Exercises.........................................           --            (80,248)          $  .25
  Reclassification of Series A common stock options
     to Common Stock options........................    1,025,544         (1,025,544)
                                                        ---------         ----------            -----
Outstanding at June 30, 1996........................    1,033,044                 --           $ 3.19
  Grants............................................      486,313                 --           $ 2.21
  Forfeitures.......................................     (313,371)                --           $ 3.39
  Exercises.........................................     (102,500)                --           $  .45
                                                        ---------         ----------            -----
Outstanding at June 30, 1997........................    1,103,486                 --           $ 2.95
                                                        =========         ==========            =====
Weighted-average fair value of options granted, net
  of forfeitures, during the year ended June 30,
  1997..............................................                                           $ 1.39
                                                                                                =====

     A summary of stock options outstanding and exercisable at June 30, 1997 is as follows:

                              OPTIONS OUTSTANDING
                   ------------------------------------------          OPTIONS EXERCISABLE
                     NUMBER          WEIGHTED-                    ------------------------------
                   OUTSTANDING        AVERAGE        WEIGHTED-      NUMBER
   RANGE OF            AT            REMAINING       AVERAGE      EXERCISABLE       WEIGHTED-
   EXERCISE         JUNE 30,        CONTRACTUAL      EXERCISE     AT JUNE 30,        AVERAGE
    PRICES            1997         LIFE (YEARS)       PRICE          1997         EXERCISE PRICE
--------------     -----------     -------------     --------     -----------     --------------
     $.25              120,000          5.16          $  .25        120,000           $  .25
$.875 - $1.125         351,511          7.87          $  .96        184,722           $ 1.00
$1.50 - $1.875         184,475          9.65          $ 1.86             --               --
 $2.30 - $3.00          24,000          6.72          $ 3.00         20,571           $ 3.00
 $4.50 - $5.00          71,200          9.00          $ 4.66          5,800           $ 5.00
 $6.07 - $6.50         352,300           7.9          $ 6.09        115,575           $ 6.08
                   -----------                                    -----------
                     1,103,486                                      446,668
                      ========                                     ========

     Common Stock options vest as follows:

                                                                            EXERCISE
                                                               OPTIONS        PRICE
                                                              ---------   -------------
        Vesting on or before June 30,
          1998..............................................    895,611    $.25 - $6.07
          1999..............................................    109,750   $1.00 - $6.50
          2000..............................................     74,750   $1.00 - $6.50
          2001..............................................     23,375   $1.00 - $6.50
                                                               --------
                                                              1,103,486
                                                               ========

     As of June 30, 1997, approximately 493,166 and 85,000 shares were available for grant under the Plan and Directors' Plan, respectively.

                           MULTICOM PUBLISHING, INC.

     Subsequent to June 30, 1997, stock options to purchase 57,854 shares of Common Stock were issued to employees under the terms of the Plan and stock options to purchase 206,245 shares of Common Stock were forfeited. These issued stock options carry an exercise price equal to the closing price of Multicom's Common Stock on the grant date.

     The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations to account for its plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been increased to the pro forma amounts indicated below.

                                                             YEAR ENDED        YEAR ENDED
                                                            JUNE 30, 1996     JUNE 30, 1997
                                                            -------------     -------------
        PRO FORMA STATEMENT OF OPERATIONS:
          Net loss before extraordinary items.............   $ (4,218,000)     $ (5,839,000)
          Extraordinary items.............................             --        (1,302,473)
                                                              -----------       -----------
          Net loss........................................   $ (4,218,000)     $ (7,141,473)
          Dividends on preferred stock....................             --          (133,464)
                                                              -----------       -----------
          Net loss available for common shareholders......   $ (4,218,000)     $ (7,274,937)
                                                              ===========       ===========
        PRO FORMA LOSS PER COMMON SHARE:
          Loss before extraordinary items.................   $       (.86)     $      (1.00)
          Extraordinary items.............................             --              (.22)
                                                              -----------       -----------
          Net loss........................................   $       (.86)     $      (1.22)
                                                              ===========       ===========

     The fair value of the options granted during fiscal 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                             YEAR ENDED        YEAR ENDED
                                                            JUNE 30, 1996     JUNE 30, 1997
                                                            -------------     -------------
        Expected life of options..........................    3.5 years         3.5 years
        Expected volatility of stock......................       70%               70%
        Dividend Yield....................................       0%                0%
        Risk-Free interest rate...........................      7.45%             7.12%
        Assumed Forfeiture Rate...........................       27%               27%

                           MULTICOM PUBLISHING, INC.

     The following table summarizes activity with respect to warrants for the two years ended June 30, 1997.

                                                           WARRANTS      EXERCISE PRICE
                                                           ---------     ---------------
        Outstanding at June 30, 1995.....................    904,012      $1.00 - $ 6.07
          Grants.........................................    286,229      $ .01 - $ 6.07
          Forfeitures....................................         --
          Expirations....................................   (576,415)             $ 6.07
          Exercises......................................   (247,117)             $ 6.07
                                                           ---------      --------------
        Outstanding at June 30, 1996.....................    366,709      $ .01 - $ 6.07
          Grants.........................................  1,164,354     $ .01 - $ 1.125
          Forfeitures....................................         --
          Exercises......................................    (16,481)             $  .01
                                                           ---------      --------------
        Outstanding at June 30, 1997.....................  1,514,582      $ .01 - $ 6.07
                                                           =========      ==============
        Weighted-average fair value of warrants issued
          during the year ended June 30, 1997............                          $1.69
                                                                          ==============

12. COMMITMENTS

     Leases

     In April 1997, the Company entered into a capital lease agreement in connection with certain computer hardware. Under the terms of this lease, monthly payments of $9,466 will be made through April 1998; monthly payments of $7,557 will be made through April 1999; and monthly payments of $3,565 will be made through April 2000.

     Multicom leases office space and certain computer hardware and furniture and fixtures. Future minimum rentals under these operating lease agreements are approximately as follows:

                Year ending June 30,
                  1998...........................................  $  489,000
                  1999...........................................     523,000
                  2000...........................................     540,000
                  2001...........................................     329,000
                  2002...........................................       5,000
                                                                   ----------
                                                                   $1,886,000
                                                                   ==========

     Rent expense for the years ended June 30, 1996 and 1997 was $203,000 and $430,000, respectively.

     Royalties

     Multicom has numerous exclusive and nonexclusive licensing agreements in connection with certain content included in its products. These agreements extend over various periods of time and generally bear royalties of .5% to 15% of net sales as defined by the agreements. For the years ended June 30, 1996 and 1997, royalties of $633,000 and $568,000, respectively, have been expensed.

     401(k) Plan

     The Board of Directors approved the establishment of a 401(k) plan for all eligible employees. The plan was implemented in the year ended June 30, 1997.

                           MULTICOM PUBLISHING, INC.

13. ACQUISITION OF LICENSE TO PUBLISH

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The following items are supplemental information of noncash investing and financing activities:

          In fiscal 1996, Multicom issued 40,767 shares of Series B common stock in exchange for interest payable of $247,398.

          In fiscal 1996, warrants to purchase 16,481 shares of Series B common stock were issued in exchange for services rendered with a fair value of $49,485.

          In fiscal 1996, Multicom issued warrants to purchase 268,338 shares of Series A common stock in conjunction with debt issued to a lender (Note 6), with a fair value of $805,015.

          In fiscal 1996, Multicom issued 247,219 shares of Series B common stock in conjunction with the conversion of $1,500,000 of shareholder debt to equity (Note 7).

          In fiscal 1997, Multicom issued 109,649 shares of Common Stock in conjunction with the acquisition of $250,000 of computer software.

          In fiscal 1997, Multicom issued 106,667 shares of Common Stock in conjunction with the acquisition of $119,000 of computer hardware.

          In fiscal 1997, Multicom entered into a capital lease for equipment valued at $182,000.

          In fiscal 1997, long-term debt in the amount of $1,175,000 was converted to Series A Preferred Stock. In conjunction with this conversion, extraordinary losses of $352,473 and $950,000 were recorded (see Notes 2 and 10).

          In fiscal 1997, Multicom issued 5,815 shares of Common Stock in exchange for interest payable of $35,297.

15. SUBSEQUENT EVENTS

     In September 1997, the Company acquired an exclusive license to publish, distribute and manufacture 14 existing titles from Discovery Communications, Inc. (Discovery) in exchange for warrants to purchase 200,000 shares of Common Stock. Additionally, the Company acquired the inventories of the existing titles at cost, which was approximately $500,000. Royalties will be paid to Discovery based upon net sales and Multicom will pay certain nonrefundable advances against these royalties, in an amount not to exceed $500,000. Such advances are payable in four equal instalments at the end of each of the four years subsequent to the consummation of the acquisition agreement.

     On August 14, 1997, the holder of 300 shares of Series B Convertible Preferred Stock issued the Company notice of its intent to convert 100 of the Preferred Shares to Common Stock. This conversion was completed on September 19, 1997 and 239,808 shares of Common Stock were issued.

                           MULTICOM PUBLISHING, INC.

     In anticipation of the sale of Common Stock, the Company received $134,000.

     On August 15, 1997, the Company received $60,000 through the amendment of the loan agreement described in Note 6. There were no significant changes to the terms and conditions of that note. On October 3, 1997, the Company received $160,000 through the amendment of the loan agreement described in Note 6. There were no significant changes to the terms and conditions of that note.

     Effective August 3, 1997, the Board of Directors of the Company approved the terms of the agreement for consulting services with Viking Capital Corporation (Viking), the principals of which have beneficial ownership of approximately 9% of the outstanding Common Stock. In exchange for consulting services through December 31, 1997, certain principals of Viking will receive warrants to purchase 320,000 shares of the Company's Common Stock at an exercise price of $.375 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Directors. Set forth below are the names and ages of the present directors, their principal occupations at present and for the past five years, certain directorships held by each and the year in which each became a director of the Company.

                 NAME AND PRINCIPAL OCCUPATION AT PRESENT AND                    DIRECTOR
                    FOR THE PAST FIVE YEARS; DIRECTORSHIPS                        SINCE     AGE
-------------------------------------------------------------------------------  --------   ---
Tamara L. Attard...............................................................    1991     39
  Chief Executive Officer and Chairman of the Board of the Company since 1991;
  Vice President of Operations of Bayseng Spice Company, a spice producer, from
  1985 to 1991; Associate Director of Experiential Research, a film production company, from 1981 to 1985; and Associate Editor of Shooting Commercial
  Magazine and On Location Magazine, film industry trade publications, from
  1980 to 1981.
Paul G. Attard.................................................................    1992     43
  President of the Company since March 1996 and Chief Operating Officer of the
  Company from 1992; Vice President of Sales for OWL International, Inc., a
  division of Matsushita, which developed interactive multimedia and on-line tools and custom solution software, from 1989 to 1992; Director of Reseller
  Channel Sales at Informix Software, a database software company, from 1988 to
  1989; held various positions, including Vice President of Sales, at PacTel
  InfoSystems, a division of Pacific Telesis, a Regional Bell Operating
  Company, from 1984 to 1988.
Larry D. Hartsook..............................................................  1995..     54
  Vice President of Finance, Meredith Corporation, a home and family media company, since 1991, and has held various other finance related positions with Meredith Corporation since 1969.
Henrik N. Vanderlip............................................................    1993     45
  Chairman of Viking Capital Partners, Inc., a private investment firm, since
  1993; Senior Vice President and Partner of Wesray Capital Corporation, a
  private investment firm, from 1985 to 1995; Chairman of Action Sports Group
  LLC, a sports apparel manufacturing company and The Moorings LLC, a sailing yacht charter company; Director of Avis, Inc., an automobile rental company, and Rocky Mountain Radio LLC, a broadcasting company.

     Executive Officers. Reference is made to the information appearing under the captions "Executive Officers of the Registrant" and "Key Employees" in Part I, Item 1 of this Form 10-KSB, which information is incorporated herein by reference.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors and executive officers to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from each director and officer. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time except for Mr. Vanderlip's Statement of Beneficial Ownership of Securities on Form 4 to be filed by March 10, 1997, which was filed four days late.

ITEM 10. EXECUTIVE COMPENSATION.

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

                        1997 SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the one other most highly compensated executive officer of the Company ("Named Executive Officers") as of June 30, 1997, June 30, 1996, and June 30, 1995, whose total salary, bonus and other compensation for the fiscal years ended June 30, 1997, June 30, 1996, and June 30, 1995, exceeded $100,000 for services in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                   AWARDS
                                               ----------------------------------------     ------------
                                                                             OTHER           SECURITIES
             NAME AND               FISCAL                                  ANNUAL           UNDERLYING
        PRINCIPAL POSITION           YEAR       SALARY       BONUS      COMPENSATION(1)       OPTIONS
----------------------------------  ------     --------     -------     ---------------     ------------
Tamara L. Attard..................   1997      $153,252     $ 1,927        $3,500(1)            35,345
  Chairman and                       1996      $118,625     $15,368        $3,171(1)           140,000
  Chief Executive Officer            1995      $126,250     $11,809        $3,171(1)
Paul G. Attard....................   1997      $153,251     $ 1,284        $3,500(1)            35,345
  President and                      1996      $118,625     $ 4,587        $2,484(1)
  Chief Operating Officer            1995      $120,642     $ 8,575        $2,484(1)           140,000

---------------

(1) Represents the incremental insurance premiums paid by the Company representing coverage in excess of term insurance for the benefit of the Company.

     Option Grants in Fiscal 1997. The following table provides details regarding stock options granted to the named executive officers in fiscal 1997.

                          OPTION GRANTS IN FISCAL 1997

                                                                                               POTENTIAL
                                                                                          REALIZABLE VALUE AT
                                               PERCENT                                      ASSUMED ANNUAL
                               NUMBER OF       OF TOTAL                                     RATES OF STOCK
                              SECURITIES       OPTIONS                                    PRICE APPRECIATION
                              UNDERLYING      GRANTED TO      EXERCISE                      FOR OPTION TERM
                                OPTIONS      EMPLOYEES IN      PRICE       EXPIRATION     -------------------
           NAME              GRANTED(1)(2)   FISCAL 1997    PER SHARE(3)      DATE          5%          10%
---------------------------  -------------   ------------   ------------   ----------     -------     -------
Tamara L. Attard...........      15,345          3.2%          $0.875        5/1/02       $21,943     $34,833
                             20,000....          4.1%          $1.875        1/5/02       $61,000     $97,200
Paul G. Attard.............  15,345....          3.2%          $0.875        5/1/02       $21,943     $34,833
                                 20,000          4.1%          $1.875        1/5/02       $61,000     $97,200

---------------

(1) All of the above options were granted under the Option Plan. The Board of Directors has discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2) The options vest in full one year from date of grant. Vesting may accelerate upon a transfer of control.

(3) The exercise price per share of options granted represents the closing price of the Common Stock of the Company as reported by The Nasdaq SmallCap Market on the date of the grant.

(4) Potential gains are net of exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of the stock purchased in 1997 at $0.875 would yield profits of $1.43 per share at 5% appreciation over ten years, or $2.27 per share at 10% appreciation over the same period. One share of the stock purchased in 1997 at

    $1.875 would yield profits of $3.05 per share at 5% appreciation over ten years, or $4.86 per share at 10% appreciation over the same period.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1997
                                      AND
                       FISCAL 1997 YEAR-END OPTION VALUES

                       SHARES                     NUMBER OF UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN-THE-
                      ACQUIRED                              AT 6/30/97                 MONEY OPTIONS AT 6/30/97(2)
                        UPON         VALUE       --------------------------------     -----------------------------
        NAME          EXERCISE      REALIZED     EXERCISABLE(1)     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------  ---------     --------     --------------     -------------     -----------     -------------
Tamara L. Attard....     --            --            35,000            140,345            $ 0              $ 0
Paul G. Attard......     --            --            70,000            105,345            $ 0              $ 0

---------------

(1) The amounts in this column represent the number of vested unexercised options at June 30, 1997.

(2) The amounts in this column represent the difference between the exercise price and the closing market price of $1.125 on June 4, 1997, for the Common Stock. The actual value of unexercised options fluctuates with market activity.

COMPENSATION OF DIRECTORS

     Nonemployee directors receive $500 for each regularly scheduled board meeting attended. In addition, each nonemployee director who is first elected to the Board after June 24, 1996 (the "Effective Date") receives a stock option to purchase 8,000 shares of Common Stock pursuant to the 1996 Outside Directors Stock Option Plan, unless he or she (i) owns, or performs services for an entity which beneficially owns 0.5% of the total combined voting power of the Company, or (ii) was already serving on the Board at the time that he or she became a nonemployee director. In addition, each nonemployee director receives an annual stock option to purchase 2,500 shares of Common Stock. The "annual option" is granted on each anniversary of the Effective Date, if he or she was serving as a nonemployee director as of such date, or the anniversary of the date on which he or she first became a nonemployee director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                STOCK OWNERSHIP

     The following table sets forth information as of September 30, 1997, as to shares of Common Stock beneficially owned by each director and nominee for director named under "Election of Directors", each executive officer named in the table under "Compensation of Executive Officers and Directors", each stockholder known to the Company to own more than 5% of the Company's outstanding stock and the directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.

                              BENEFICIAL OWNERSHIP

                                                                        SHARES BENEFICIALLY
                                                                             OWNED(1)
                                                                       ---------------------
                                  NAME                                   NUMBER      PERCENT
    -----------------------------------------------------------------  ----------    -------
    Meredith Corporation(2)..........................................   1,466,956     16.5%
      1716 Locust Street
      Des Moines, Iowa 50309-3023
    Sirrom Investments, Inc..........................................   1,008,145     11.3%
      500 Church Street
      Nashville, Tennessee 37219
    Tamara L. Attard(4)..............................................   3,930,012     44.1%
    Paul G. Attard(4)................................................   3,930,012     44.1%
    Larry D. Hartsook(5).............................................   1,467,581     16.5%
    Henrik N. Vanderlip(6)...........................................     723,618      8.1%
    All directors and executive officers as a group (4 persons)(7)...   4,281,289     48.0%

---------------

(1) Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company's knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2) Includes certain anti-dilution rights of Meredith with respect to exercises of options by Multicom employees; such anti-dilution rights entitle Meredith to obtain up to 138,397 shares.

(3) Includes 1,008,145 shares issuable to Sirrom upon exercise of warrants exercisable within 60 days after September 30, 1997.

(4) Includes 1,785,090 shares beneficially held by the Attards, and 70,000 shares issuable to Ms. Attard, and 105,000 shares issuable to Mr. Attard upon exercise of stock options exercisable within 60 days after September 30, 1997. Also includes 1,153,120 shares beneficially owned by Meredith, 138,397 shares Meredith has the right to obtain in accordance with the anti-dilution rights described in footnote (2) above, and 549,029 shares beneficially owned by Mr. Vanderlip; Ms. Attard has entered into Voting Agreements with each of these parties and has sole power to vote such shares on certain matters, but has no power to dispose of such shares. Includes 130,000 shares held by Ms. Attard as custodian for the minor children of the Attards.

(5) Reflects shares beneficially held by Meredith Corporation, as to which Mr. Hartsook disclaims beneficial ownership, and 625 shares issuable to Mr. Hartsook upon exercise of stock options exercisable within 60 days after September 30, 1997.

(6) Includes 614,493 shares held by Mr. Vanderlip, 108,500 shares held by the Vanderlip Children's 1988 trust, and 625 shares issuable to Mr. Vanderlip upon exercise of stock options exercisable within 60 days after September 30, 1997. Mr. Vanderlip disclaims beneficial ownership in shares owned by the Trust.

(7) Includes 356,025 shares issuable upon exercise of stock options and warrants held by executive officers and directors exercisable within 60 days after September 30, 1997; includes 130,000 shares held by

    Ms. Attard as custodian for the minor children of the Attards; includes the 1,328,559 shares beneficially owned by Meredith, 138,397 shares Meredith has the right to obtain in accordance with its anti-dilution rights described in footnote (2) above, and the 108,500 shares held by Mr. Vanderlip as Co-Trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

  Equity Investments

     On June 4, 1994, the Company issued Meredith an aggregate of 824,000 shares of its Series B Common Stock (the "Meredith Shares") in a private venture funding at a purchase price of $6.07 per share. The purchase price was paid in a combination of $2,900,000 in cash and $2,100,000 in unearned royalties owing on products created by Multicom under license from Meredith. Under licensing agreements with Meredith, the Company incurs royalty expenses based upon a percentage of net sales. Royalties owing and incurred through March 31,1997 under these licensing agreements were applied against the $2,100,000 unearned royalty amount. The remaining unearned royalty amount at March 31, 1997, $1,058,000, was forgiven, and the number of shares of Common Stock were not adjusted. Based upon the cash paid and earned royalties through March 31, 1997, the adjusted purchase price at March 31, 1997, was $4.80 per share. For the year ended June 30, 1996, and nine months ended March 31, 1997, royalties of approximately, $337,000 and $277,000, respectively, have been incurred under Meredith license agreements.

     On July 29, 1994, Mr. Vanderlip and Ms. Attard entered into a Voting Agreement pursuant to which Mr. Vanderlip agreed that, so long as Ms. Attard named him to her nominated slate of directors, he would vote at any election of directors as directed by Ms. Attard. The Agreement provides that it may be terminated by Ms. Attard upon the occurrence of certain events, including the naming of another director to the Board in connection with the issuance of securities of the Company for consideration of at least $2,000,000.

     Effective May 5, 1994, the Company entered into a Voting Trust Agreement with Ms. Attard, as the voting trustee, and certain shareholders. Pursuant to the Voting Trust Agreement, the Non-voting Shareholders agreed to transfer their right to vote their shares to Ms. Attard and to sell no more than 20% of the stock they owned as of May 5, 1994 unless such additional shares are subject to the voting trust. The Voting Trust Agreement terminated effective February 4, 1997.

     On June 4, 1996, Ms. Attard, Meredith Corporation and the Company entered into a Voting Agreement (the "1996 Voting Agreement") pursuant to which Ms. Attard and Meredith agreed that Ms. Attard would vote her shares for a single Meredith designee to serve on the Board of Directors of the Company. The 1996 Voting Agreement does not bind either Meredith's or Ms. Attard's shares when held by an unrelated transferee. If despite the parties' compliance with their nomination and voting obligations under the 1996 Voting Agreement, no designee of Meredith sits on the Board of Directors of the Company for a period of 60 days, then at its election, Meredith may cancel its obligations under Sections 2.3(b) and 2.3(c) of the Stock Purchase Agreement. The 1996 Voting Agreement expires upon such termination or June 30, 1999.

     On February 7, 1997, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with various officers and directors of the Company, and shareholders of the Company including the Attards, Meredith Corporation, and Mr. Vanderlip. An aggregate of 696,620 shares of Common Stock were sold under the Purchase Agreement at a price of $2.28 per share. The Attards, Meredith Corporation and Mr. Vanderlip purchased 324,262, 175,438, and 66,089 shares, respectively. The shares of Common Stock sold pursuant to the Purchase Agreement have not been registered with the Securities and Exchange Commission.

  Contractual Arrangements

     On August 11,1992, the Company entered into a license agreement with Meredith Corporation to use Meredith's copyright, for a term of eight years, in connection with the following works: Better Homes and Gardens New Dieter's Cookbook, Better Homes and Gardens Complete Guide to Food and Cooking, Better Homes and Gardens Food Facts Calorie Counts and More For 488 Common Foods (the "1992 Meredith

License Agreement"). Under the terms of the 1992 Meredith License Agreement, the Company was also granted an eight-year nonexclusive license to use Meredith's trademark, "Better Homes and Gardens", in North America and all other countries where Meredith enjoys unchallenged ownership in its trademark, for a percentage royalty, based upon retail sell-through. In June 1996 the parties amended the 1992 Meredith License Agreement to add the books Better Homes and Gardens Quick Healthy & Delicious Cooking and Better Homes and Gardens Healthy Family Cookbook.

     On August 30, 1993, the Company entered into a second license agreement with Meredith ("the 1993 Meredith License Agreement"). Under the terms of the 1993 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to use the Max the Dragon Series and Max the Dragon song to prepare its own electronic media products. The Company was granted an eight-year worldwide nonexclusive right to use Meredith's trademark, "Max the Dragon," in all countries where Meredith enjoys unchallenged ownership in its trademark, and pays Meredith a percentage royalty, based upon retail sell-through. The 1993 Meredith License Agreement was later amended to allow Multicom's use of the book "Incredibly Awesome Crafts for Kids."

     On March 31, 1994, the Company entered into a third license agreement with Meredith (the "1994 Meredith License Agreement"). Pursuant to the 1994 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its titles relating to:
Better Homes and Gardens Complete Guide to Gardening and Better Homes and Gardens Gardening Naturally. The Company was also granted a nonexclusive copyright license to use certain transparencies of photographs and the videotapes Better Homes and Gardens Foolproof Flowerbeds and Better Homes and Gardens Solving Landscape Problems. The Company was also granted a nonexclusive license to use Meredith's trademark "Better Homes and Gardens" throughout the world where Meredith owns full rights in the trademark. Pursuant to the terms of the license, the Company pays Meredith a percentage royalty fee, based upon retail sell-through.

     In August 1994, the Company issued a $200,000 note payable to Meredith Corporation, the proceeds of which were used to purchase capital equipment. This note bears interest at 10% per annum and principal and interest is due monthly in installments of $6,453. During fiscal year 1997, the largest principal amount outstanding under the note was $90,506. The balance was due in full on August 15, 1997, but has not yet been paid.

     On January 31, 1995, the Company entered into a fourth license agreement with Meredith (the "1995 Meredith License Agreement"). Under the 1995 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its titles relating to:
Better Homes and Gardens Presents: America's Best Loved Community Recipes, Better Homes and Gardens Complete Guide to Food and Cooking and Better Homes and Gardens Food Facts Calorie Counts and More For 488 Common Foods (the "1995 License Works"). The Company was also granted a non-exclusive license to use Meredith's trademark "Better Homes and Gardens" throughout the world where Meredith enjoys unchallenged ownership in the trademark. The 1995 Meredith License agreement obligates the Company to pay a percentage royalty, based upon retail sell-through.

     On July 31, 1995, the Company issued a $2,000,000 note payable to Meredith Corporation, the proceeds of which were used to fund operations. This note bears interest at 15% which is payable quarterly in Common Stock at a price of $6.07 per share. Quarterly principal payments are calculated based upon 8% of certain sales for the quarter, as defined, with a minimum amount of $60,000 due. The note is convertible at the holder's option into Common Stock via a partial exercise of the Option Shares. Meredith converted $1,500,000 of the remaining balance of the note on June 24, 1996. This note is secured by all the Company's assets pursuant to a Security Agreement dated as of January 31, 1996. The largest principal amount due under the note during fiscal year 1997 was $320,000, of which $140,000 remains due and owing. The balance is due in full on July 31, 1998.

     On November 1, 1995, the Company entered into a fifth license agreement with Meredith (the "First November 1995 Meredith License Agreement"). Under the First November 1995 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its title relating to Better Homes and Gardens Do-It-Yourself Tips. The Company was also granted a non-exclusive license to use Meredith's Trademark, "Better Homes and Gardens," in those territories throughout the world where Meredith owns unchallenged ownership in the Trademark solely in connection with the production, advertising, promotion and sale of the title. Pursuant to the terms of the license, the Company pays Meredith royalties on wholesale prices of its title, based upon retail sell-through.

     On November 1, 1995, the Company entered into a sixth license agreement with Meredith (the "Second November 1995 Meredith License Agreement"). Under the Second November 1995 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its title relating to Better Homes and Gardens Planning Your Home. The Company was also granted a non-exclusive license to use Meredith's Trademark, "Better Homes and Gardens," in those territories throughout the world where Meredith owns unchallenged ownership in the Trademark solely in connection with the production, advertising, promotion and sale of the title. The license further provides that the Company pay Meredith royalties on wholesale prices of its title, based upon retail sell-through.

     On November 1, 1995, the Company entered into a seventh license agreement with Meredith (the "Third November 1995 Meredith License Agreement"). Under the Third November 1995 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its title relating to Better Homes and Gardens Cooking For Today. In addition, the Company was granted a non-exclusive license to use Meredith's Trademark, "Better Homes and Gardens," in those territories throughout the world where Meredith owns unchallenged ownership in the Trademark solely in connection with the production, advertising, promotion and sale of the title. The license also obligates the Company to pay Meredith royalties on wholesale prices of its title, based upon retail sell-through.

     Effective June 4, 1996, the Company entered into an eighth license agreement with Meredith (the "June 1996 Meredith License Agreement"). Under the June 1996 Meredith License Agreement, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its title relating to Better Homes and Gardens Remodeling Your Home. The Company was also granted a non-exclusive license to use Meredith's Trademark, "Better Homes and Gardens," in those territories throughout the world where Meredith owns unchallenged ownership in the Trademark solely in connection with the production, advertising, promotion and sale of the title. The license also obligates the Company to pay Meredith royalties on wholesale prices of its title, based upon retail sell-through.

     In March 1996, the Company entered into an agreement with The Moorings LLC, a sailing yacht charter company in which Henrik N. Vanderlip has a controlling ownership interest, to license a title engine for the development of a marketing CD-ROM and Web site for $100,000.

     On October 1, 1996, the Company entered into three separate Exclusive License Agreements with Meredith (the "October 1996 Meredith License Agreements"). Under the October 1996 Meredith License Agreements, the Company was granted an eight-year exclusive copyright license to make, distribute, use and sell worldwide its title relating to Better Homes and Gardens Cooking For Today and relating to other descriptive text and materials relating to home decorating and crafts. In addition, under each of the October 1996 Meredith License Agreements, the Company was granted a non-exclusive license to use Meredith's Trademark, "Better Homes and Gardens," in those territories throughout the world where Meredith owns unchallenged ownership in the Trademark solely in connection with the production, advertising, promotion and sale of the title. The licenses also obligate the Company to pay Meredith royalties on wholesale prices of its title, based upon retail sell-through.

     The Company has two notes receivable from Tamara and Paul Attard dated in February and March 1997, in the amounts of $25,000 and $70,000, respectively. The largest principal amounts due under each note during fiscal year 1997 were $25,000 and $70,000. The February note bears interest at 8%, and principal and interest are due in full on December 31, 1997. The March note bears interest at prime plus 1.25%, and principal and interest are due in full on December 31, 1997. These notes were repaid in full in August 1997.

     During fiscal year 1997, the Company engaged the services of Viking Capital Partners, Inc. ("Viking Capital"), a private investment firm, to advise and assist the Company in connection with certain financing and strategic matters. Mr. Vanderlip is the Chairman of Viking Capital. Under the terms of the February 6, 1997 engagement, the Company paid Viking Capital a retainer of $35,000, refundable at the option of the Company in the event none of the contemplated financing transactions occurred for which Viking Capital would receive a fee.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of its Named Executive Officers.

     The employment agreement with Ms. Attard dated October 1995 provides for her to serve as the Chairman and Chief Executive Officer of the Company for a term expiring October. Under the terms of this employment agreement, the amount of Ms. Attard's annual salary and bonus is based upon the Software Publishers Association Annual Salary Survey for the similar position in Northern California and is adjusted quarterly. This employment agreement entitles Ms. Attard to severance benefits equal to 12 months salary and benefits in the event of a termination of her employment by the Company without cause or resignation by her for good reason.

     The employment agreement with Mr. Attard dated October 1995 provides for him to serve as the President of the Company for a term expiring October 1998. Under the terms of this employment agreement, the amount of Mr. Attard's annual salary and bonus is based upon the Software Publishers Association Annual Salary Survey for the similar position in Northern California and is adjusted quarterly. This employment agreement entitles Mr. Attard to severance benefits equal to 12 months salary and benefits in the event of a termination of his employment by the Company without cause or resignation by him for good reason.

     Each of the above-described employment agreements contains restriction on the employee engaging in competition with the Company for the term thereof, and for up to one year thereafter, and provisions protecting the Company's proprietary rights and information.

CHANGE IN CONTROL

     Upon a change in control, options held by certain directors and executive officers will become immediately exercisable and vested in full.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required by Item 601 of Regulation S-B. Reference is made to the information appearing in the "Index to Exhibits" on pages 41 through 44 of this Form 10-KSB which information is incorporated herein by reference.

     (b) Reports on Form 8-K during the fourth quarter: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTICOM PUBLISHING, INC.

October 13, 1997

                                          By:     /s/ ELLEN R.M. BOYER

                                            ------------------------------------
                                                      Ellen R.M. Boyer
                                               Vice President of Finance and
                                                        Administration
                                                and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                   DATE
----------------------------------------------- ----------------------------- -----------------

           By: /s/ TAMARA L. ATTARD              Chief Executive Officer and   October 13, 1997
-----------------------------------------------     Chairman of the Board
               Tamara L. Attard                 (Principal Executive Officer)

            By: /s/ PAUL G. ATTARD                 President and Director      October 13, 1997
-----------------------------------------------
                Paul G. Attard

           By: /s/ ELLEN R.M. BOYER               Vice President of Finance    October 13, 1997
-----------------------------------------------      and Administration
               Ellen R.M. Boyer                  and Chief Financial Officer
                                                  (Principal Financial and
                                                Principal Accounting Officer)

           By: /s/ LARRY D. HARTSOOK                      Director             October 13, 1997
-----------------------------------------------
               Larry D. Hartsook

          By: /s/ HENRIK N. VANDERLIP                     Director             October 13, 1997
-----------------------------------------------
              Henrik N. Vanderlip

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                      EXHIBIT                                   PAGE
    -------    -------------------------------------------------------------------------  ----
      3.1*     Amended and Restated Articles of Incorporation of Multicom Publishing,
               Inc., a Washington corporation, filed as Exhibit 3.1 to the Company's
               Annual Report on Form 10-KSB for the period ended June 30, 1996.
      3.2*     Restated Bylaws of Multicom Publishing, Inc., a Washington corporation, filed as Exhibit 3.2 to the Company's Registration Statement on Form
               SB-2. (File No. 33-4704-LA) (the "Registration Statement on Form SB-2").
      3.3*     Amendment to Amended and Restated Articles of Incorporation of Multicom
               Publishing, Inc., a Washington corporation, dated February 7, 1997, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the
               period ended March 31, 1997.
      3.4*     Amendment to Amended and Restated Articles of Incorporation of Multicom
               Publishing, Inc., a Washington corporation, dated February 11, 1997, filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for
               the period ended March 31, 1997.
      3.5*     Amendment to Amended and Restated Articles of Incorporation of Multicom
               Publishing, Inc., a Washington corporation, dated March 31, 1997, filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the
               period ended March 31, 1997.
      4.1*     Form of Certificate for Common Stock, filed as Exhibit 4.1 to the
               Company's Registration Statement on Form SB-2.
      4.2*     Registration Rights Agreement dated as of March 31, 1997 between Multicom
               Publishing, Inc. and Vitaloon, Inc., filed as Exhibit 4.2 to the
               Company's Quarterly Report on Form 10-QSB for the period ended March 31,
               1997.
      4.3*     Registration Rights Agreement dated as of March 31, 1997 between Multicom
               Publishing, Inc. and GEM Management Ltd., filed as Exhibit 4.3 to the
               Company's Quarterly Report on Form 10-QSB for the period ended March 31,
               1997.
      4.4*     Letter Agreement dated March 31, 1997, between Multicom Publishing, Inc.
               and Sonic Solutions, filed as Exhibit 4.4 to the Company's Quarterly
               Report on Form 10-QSB for the period ended March 31, 1997.
      4.5*     Common Stock Purchase Agreement dated February 7, 1997, among Multicom
               Publishing, Inc., Tamara L. and Paul G. Attard; Friar, Harper & Arndt
               LLP; Peter Hairston, Jr.; Meredith Corporation; and Henrik N. Vanderlip,
               filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB
               for the period ended March 31, 1997.
      4.6*     First Amendment to Loan Agreement and Loan Documents dated February 7,
               1997, between Multicom Publishing, Inc. and Sirrom Investments, Inc.,
               with Amended and Restated Secured Promissory Note payable to Sirrom
               Investments, Inc., filed as Exhibit 10.2 to the Company's Quarterly
               Report on Form 10-QSB for the period ended March 31, 1997.
      4.7*     Series A Preferred Stock Securities Purchase Agreement dated February 7,
               1997, between Multicom Publishing, Inc., and Sirrom Investments, Inc.,
               filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB
               for the period ended March 31, 1997.
      4.8*     Second Amendment to Loan Agreement and Loan Documents dated February 11,
               1997, between Multicom Publishing, Inc., and Sirrom Investments, Inc.,
               with Amended and Restated Secured Promissory Note payable to Sirrom
               Investments, Inc., filed as Exhibit 10.4 to the Company's Quarterly
               Report on Form 10-QSB for the period ended March 31, 1997.

    EXHIBIT
    NUMBER                                      EXHIBIT                                   PAGE
    -------    -------------------------------------------------------------------------  ----
      4.9*     Series A Preferred Stock Securities Purchase Agreement (II) dated
               February 11, 1997, between Multicom Publishing, Inc., and Sirrom
               Investments, Inc., filed as Exhibit 10.5 to the Company's Quarterly
               Report on Form 10-QSB for the period ended March 31, 1997.
      4.10*    Convertible Preferred Stock Purchase Agreement dated as of March 31,
               1997, between Multicom Publishing, Inc. And Vitaloon, Inc., filed as
               Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the
               period ended March 31, 1997.
      4.11*    Preferred Stock Purchase Agreement dated as of March 31, 1997, between
               Multicom Publishing, Inc., and GEM Management Ltd., filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB for the period ended
               March 31, 1997.
     10.1*     Form of Indemnity Agreement for officers and directors, filed as Exhibit
               10.1 to the Company's Registration Statement on Form SB-2.
     10.2*#    The Registrant's 1994 Stock Option Plan, as amended, Nonqualified Stock
               Option Agreement and Incentive Stock Option Agreement, filed as Exhibit
               10.2 to the Company's Registration Statement on Form SB-2.
     10.3*#    1996 Outside Directors Stock Option Plan, filed as Exhibit 10.3 to the
               Company's Registration Statement on Form SB-2.
     10.4*     Standard Form of Multicom Publishing, Inc. Nonstatutory Stock Option
               Agreement for Outside Directors (Initial Option) and Multicom Publishing,
               Inc. Nonstatutory Stock Option Agreement for Outside Directors (Annual
               Option), filed as Exhibit 10.4 to the Company's Registration Statement on
               Form SB-2.
     10.5*     Lease, dated July 28, 1992, between Multicom Publishing, Inc., and
               Benaroya Capital Company, LLC, as amended, filed as Exhibit 10.5 to the
               Company's Registration Statement on Form SB-2. (Seattle)
     10.6*     Lease, dated November 10, 1995, between Multicom Publishing, Inc. and
               Bayside Plaza Associates, filed as Exhibit 10.6 to the Company's
               Registration Statement on Form SB-2. (San Francisco)
     10.7*     Stock Purchase Agreement dated as of June 4, 1994 among Multicom
               Publishing, Inc., Meredith Corporation and Tamara L. Attard, as amended, filed as Exhibit 10.7 to the Company's Registration Statement on Form
               SB-2.
     10.8*     Employment and Non-Competition Agreement, dated October 15, 1995, by and between Multicom Publishing, Inc., and Tamara L. Attard, filed as Exhibit
               10.8 to the Company's Registration Statement on Form SB-2.
     10.9*     Employment and Non-Competition Agreement, dated October 15, 1995, by and between Multicom Publishing, Inc. and Paul G. Attard, filed as Exhibit
               10.9 to the Company's Registration Statement on Form SB-2.
    10.10*+    License Agreement, dated August 11, 1992, by and between Multicom
               Publishing, Inc., and Meredith Corporation, as amended, filed as Exhibit
               10.10 to the Company's Registration Statement on Form SB-2.
    10.11*+    License Agreement, dated August 30, 1993, by and between Multicom
               Publishing, Inc. and Meredith Corporation, as amended, filed as Exhibit
               10.11 to the Company's Registration Statement on Form SB-2.
    10.12*+    License Agreement, dated March 31, 1994, by and between Multicom
               Publishing, Inc. and Meredith Corporation, as amended, filed as Exhibit
               10.12 to the Company's Registration Statement on Form SB-2.

    EXHIBIT
    NUMBER                                      EXHIBIT                                   PAGE
    -------    -------------------------------------------------------------------------  ----
    10.13*+    License Agreement, dated January 31, 1995, by and between Multicom
               Publishing, Inc. and Meredith Corporation, filed as Exhibit 10.13 to the
               Company's Registration Statement on Form SB-2.
     10.14*    Voting Agreement dated as of July 29, 1994 between Tamara L. Attard and
               Henrik N. Vanderlip, filed as Exhibit 10.17 to the Company's Registration
               Statement on Form SB-2.
     10.15*    Loan Agreement between Sirrom Capital Corporation and Multicom
               Publishing, Inc. dated as of March 29, 1996, with Stock Purchase Warrant to Sirrom Capital Corporation, Security Agreement, Patent and Trademark
               Security Agreement, and Copyright and Royalty Security Agreement, filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2.
     10.16*    Letter Agreement Regarding Resignation between Multicom Publishing, Inc.,
               William H. Luden III and Paul and Tamara L. Attard with Notice of
               Exercise, Warrant Agreement, Note payable to Multicom Publishing, Inc.
               and Stock Pledge Agreement, filed as Exhibit 10.20 to the Company's
               Registration Statement on Form SB-2.
     10.17*    Voting Agreement between Tamara L. Attard, Meredith Corporation and
               Multicom Publishing, Inc., dated as of June 8, 1994, filed as Exhibit
               10.22 to the Company's Registration Statement on Form SB-2.
     10.18*    Loan and Security Agreement, dated June 28, 1995, by and between
               Cupertino National Bank & Trust and Multicom Publishing, Inc., Collateral
               Assignment, Patent Mortgage and Security Agreement, Registration Rights
               Agreement, Amendment to Loan and Security Agreement, Amendment to Loan
               and Security Agreement, Warrants to Purchase Stock and Antidilution
               Agreements, filed as Exhibit 10.23 to the Company's Registration
               Statement on Form SB-2.
     10.19*    Form of Voting Trust Agreement, filed as Exhibit 10.24 to the Company's
               Registration Statement on Form SB-2.
    10.20*+    Distribution Agreement, dated July 25, 1995, by and between Ingram Micro
               Inc. and Multicom Publishing, Inc., filed as Exhibit 10.25 to the
               Company's Registration Statement on Form SB-2.
     10.21*    Promissory Note payable to Meredith Corporation in the principal amount of $2,000,000.00 dated July 31, 1995, Allonge and Security Agreement, filed as Exhibit 10.26 to the Company's Registration Statement on Form
               SB-2.
     10.22*    Promissory Note payable to Meredith Corporation in the principal amount of $200,000.00 dated August 1994, Allonge, Security Agreement and
               Amendment to Security Agreement, filed as Exhibit 10.27 to the Company's
               Registration Statement on Form SB-2.
     10.23*    Promissory Note payable to Meredith Corporation in the principal amount of $484,516.07 dated February 4, 1996 and Allonge, filed as Exhibit 10.28 to the Company's Registration Statement on Form SB-2.
    10.24*+    Exclusive License Agreement between Meredith Corporation and Multicom
               Publishing, Inc. dated November 1, 1995, as amended, filed as Exhibit
               10.29 to the Company's Registration Statement on Form SB-2.
    10.25*+    Exclusive License Agreement between Meredith Corporation and Multicom
               Publishing, Inc. dated November 1, 1995, as amended, filed as Exhibit
               10.30 to the Company's Registration Statement on Form SB-2.

    EXHIBIT
    NUMBER                                      EXHIBIT                                   PAGE
    -------    -------------------------------------------------------------------------  ----
    10.26*+    Exclusive License Agreement between Meredith Corporation and Multicom
               Publishing, Inc., dated November 1, 1995, as amended, filed as Exhibit
               10.31 to the Company's Registration Statement on Form SB-2.
     10.27*    Employment Agreement dated March 1, 1994 and Stock Option Agreement between Multicom Publishing, Inc. and Ellen R.M. Boyer, filed as Exhibit
               10.32 to the Company's Registration Statement on Form SB-2.
     10.28*    Employment agreement dated as of August 26, 1996 between Multicom
               Publishing, Inc. and Patricia E. Hart, filed as Exhibit 10.34 to the
               Company's Annual Report on Form 10-KSB for the period ended June 30,
               1997.
     11.1      Calculation of Earnings Per Share.
     23.1      Consent of Price Waterhouse LLP.
     27        Financial Data Schedule (available in Edgar format only).

     All other schedules are omitted because they are not required, are not applicable or the information is included in the Financial Statements or notes thereto.
---------------

* Incorporated by reference.

# Director or officer compensatory plan.

+ The Company has been granted confidential treatment with respect to these exhibits.